Form 10-Q
period 2021-03-31
DoubleVerify Holdings, Inc.
filed 2021-05-26
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40349

DoubleVerify Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2714562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

233 Spring Street

New York, NY, 10013

(Address of Principal Executive Offices)

(212) 631-2111

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Ordinary Shares, par value $0.001 per share	DV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 21, 2021, there were 157,201,888 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Note About Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our final Prospectus, dated April 20, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) under the Securities Act, on April 22, 2021 (the “Prospectus”), for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

“DoubleVerify,” “the DV Authentic Ad,” “Authentic Brand Safety,” “DV Pinnacle” and other trademarks of ours appearing in this report are our property and we deem particularly important to the marketing activities conducted by each of our businesses. Solely for convenience, the trademarks, service marks and trade names referred to in this report are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Unless the context otherwise requires, the terms “DoubleVerify,” ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘Company,’’ as used in this report refer to DoubleVerify Holdings, Inc. and its consolidated subsidiaries. DoubleVerify Holdings, Inc. and its subsidiary DoubleVerify MidCo, Inc. changed their names from Pixel Group Holdings Inc. and Pixel Parent Inc., respectively, prior to the date of this report. All references to DoubleVerify Holdings, Inc. and DoubleVerify MidCo, Inc. are to these entities both prior to and after the name changes.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2021	December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$49,815	$33,354
Trade receivables, net of allowances for doubtful accounts of $6,412 and $7,049 as of March 31, 2021 and December 31, 2020 respectively	86,798	94,677
Prepaid expenses and other current assets	12,068	13,904
Total current assets	148,681	141,935
Property, plant and equipment, net	18,948	18,107
Goodwill	227,349	227,349
Intangible assets, net	117,245	121,710
Deferred tax assets	82	82
Other non-current assets	2,089	2,151
Total assets	$514,394	$511,334
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$3,567	$3,495
Accrued expense	20,213	25,419
Income tax liabilities	1,107	1,277
Current portion of capital lease obligations	2,140	1,515
Contingent considerations current	1,660	1,198
Other current liabilities	1,993	1,116
Total current liabilities	30,680	34,020
Long-term debt	22,000	22,000
Capital lease obligations	4,112	3,447
Deferred tax liabilities	30,090	31,418
Other non-current liabilities	2,896	3,292
Contingent considerations non-current	—	462
Total liabilities	$89,778	$94,639
Commitments and Contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 700,000 shares authorized, 140,402 shares issued and 125,256 shares outstanding as of March 31, 2021; 140,222 shares issued and 125,074 shares outstanding as of December 31, 2020	140	140
Preferred stock, $0.01 par value, 61,006 shares authorized, issued, and outstanding as of March 31, 2021 and December 31, 2020. Liquidation preference: $350,000 as of March 31, 2021 and December 31, 2020	610	610
Additional paid-in capital	623,755	620,679
Treasury stock, at cost, 15,146 shares as of March 31, 2021 and December 31, 2020	(260,686)	(260,686)
Retained earnings	60,585	54,941
Accumulated other comprehensive income, net of income taxes	212	1,011
Total stockholders’ equity	424,616	416,695
Total liabilities and stockholders' equity	$514,394	$511,334

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$67,586	$51,219
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,203	7,310
Product development	14,179	10,331
Sales, marketing and customer support	15,534	12,319
General and administrative	11,835	10,696
Depreciation and amortization	7,057	5,934
Income from operations	8,778	4,629
Interest expense	390	1,164
Other (income), net	(49)	(320)
Income before income taxes	8,437	3,785
Income tax expense	2,793	1,345
Net income	$5,644	$2,440
Earnings per share:
Basic	$0.05	$0.02
Diluted	$0.04	$0.02
Weighted-average common stock outstanding:
Basic	125,112	139,741
Diluted	133,578	147,233
Comprehensive income:
Net income	$5,644	$2,440
Other comprehensive (loss):
Foreign currency cumulative translation adjustment	(799)	(153)
Total comprehensive income	$4,845	$2,287

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616

Balance as of January 1, 2020	139,721	$140	—	$—	—	$—	$283,457	$34,488	$(67)	$318,018
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(153)	(153)
Stock-based compensation expense	—	—	—	—	—	—	802	—	—	802
Common stock issued upon exercise of stock options	32	—	—	—	—	—	70	—	—	70
Net income	—	—	—	—	—	—	—	2,440	—	2,440
Balance as of March 31, 2020	139,753	$140	—	$—	—	$—	$284,329	$36,928	$(220)	$321,177

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating activities:
Net income	$5,644	$2,440
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt (recovery) expense	(390)	709
Depreciation and amortization expense	7,057	5,934
Amortization of debt issuance costs	74	72
Accretion of acquisition liabilities	—	21
Deferred taxes	(1,328)	(1,624)
Stock-based compensation expense	2,538	802
Interest expense (income)	66	(29)
Change in fair value of contingent consideration	—	(979)
Offering costs	3,073	870
Other	(68)	621
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	7,803	4,098
Prepaid expenses and other current assets	1,754	811
Other non-current assets	(12)	(44)
Trade payables and other liabilities	(524)	1,291
Accrued expenses	(6,469)	(3,854)
Other current liabilities	1,102	1,093
Other non-current liabilities	(856)	470
Net cash provided by operating activities	19,464	12,702
Investing activities:
Purchase of property, plant and equipment	(1,915)	(3,049)
Net cash (used in) investing activities	(1,915)	(3,049)
Financing activities:
Payments of long-term debt	—	(188)
Payments related to offering costs	(1,181)	(676)
Payment of contingent consideration related to Zentrick acquisition	—	(601)
Proceeds from common stock issued upon exercise of stock options	538	70
Capital lease payments	(235)	(418)
Net cash (used in) financing activities	(878)	(1,813)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(209)	(143)
Net increase in cash, cash equivalents, and restricted cash	16,462	7,697
Cash, cash equivalents, and restricted cash - Beginning of period	33,395	11,342
Cash, cash equivalents, and restricted cash - End of period	$49,857	$19,039

Cash and cash equivalents	49,815	18,730
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	42	309
Total cash and cash equivalents and restricted cash	$49,857	$19,039
Supplemental cash flow information:
Cash paid for taxes	1,045	541
Cash paid for interest	147	1,069
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	1,518	973
Capital assets financed by accounts payable	—	16
Offering costs included in accounts payable and accrued expense	1,889	306

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

1.    Description of Business

DoubleVerify is a software platform for digital media measurement, data and analytics. The Company’s solutions provide advertisers with a single measure of digital ad quality and effectiveness, the DV Authentic Ad, which ensures that a digital ad was delivered in a brand-safe environment, fully viewable, by a real person and in the intended geography. The Company’s software interface, DV Pinnacle, provides customers with access to data on all of their digital ads and enables them to make changes to their ad strategies on a real-time basis. The Company’s software solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, Connected TV (“CTV”), social media channels and digital publishers. The Company’s solutions are accredited by the Media Rating Council, which allows the Company’s data to be used as a single-source standard in the evaluation and measurement of digital ads.

The Company was incorporated on August 16, 2017, is registered in the state of Delaware and is the parent company of DoubleVerify Midco, Inc. (“MidCo”), which is in turn the parent company of DoubleVerify Inc.  On August 18, 2017, DoubleVerify Inc. entered into an agreement and plan of merger (the “Agreement”), whereby the Company, formerly known as Pixel Group Holdings, Inc. and Pixel Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, agreed to provide for the merger of the Merger Sub with DoubleVerify Inc. pursuant to the terms and conditions of the Agreement.

On the effective date, Merger Sub was merged with and into DoubleVerify Inc. whereupon the separate corporate existence of Merger Sub ceased and DoubleVerify Inc. continued as the surviving corporation.

Through the merger, the Company acquired 100% of the outstanding equity instruments of DoubleVerify Inc. resulting in a change of control at the parent level.  The merger resulted in the application of acquisition accounting under the provisions of Financial Accounting Standards Board (“FASB”) Topic Accounting Standards Codification (“ASC”) 805, “Business Combinations.”

The Company has wholly owned subsidiaries in numerous jurisdictions including Israel, the United Kingdom, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, and Finland, and operates in one reportable segment.

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income, Cash Flows and Stockholders’ Equity for the three months ended March 31, 2021 and 2020 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years then ended and the accompanying notes thereto included in our Prospectus.

On March 29, 2021, the Company effected a 1-for-3 reverse stock split (‘‘reverse stock split’’) of its outstanding common stock, par value $0.001 per share (“common stock”), and a proportional adjustment to the existing conversion ratio its Series A Preferred Stock, par value $0.01 per share (“preferred stock”). Accordingly, all share and per share amounts for all periods presented in these Condensed Consolidated Financial Statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and measurement of items include, but not limited to: revenue recognition criteria including the determination of principal versus agent revenue considerations, income taxes, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the allowance for doubtful accounts, and assumptions used in determining the fair value of stock-based compensation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. These estimates are based on the information available as of the date of the Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to accounts receivable. This guidance is effective for annual reporting periods beginning after December 15, 2022 for non-public entities, including interim periods within that reporting period. Early adoption is permitted and the update allows for a modified retrospective method of adoption. The Company is currently in process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Cloud Computing

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This update was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2020 for non-public entities, and interim periods within annual periods beginning after December 15, 2021. The update allows for a retrospective or prospective method of adoption. The Company is currently in process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842 (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 for non-public entities, with early adoption permitted. The update allows for a modified retrospective method of adoption. The Company is currently in process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 issued guidance on the accounting for income taxes that, among other provisions, eliminates

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Certain amendments included in the update allows for a retrospective, modified retrospective, or prospective methods of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Direct or measured and purchased for Programmatic, and supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Advertiser - direct	$27,541	$22,187
Advertiser - programmatic	33,912	23,851
Supply-side customer	6,133	5,181
Total revenue	$67,586	$51,219

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $25.7 million and $44.9 million as of March 31, 2021 and December 31, 2020, respectively.

4.    Goodwill and Intangible Assets

There were no changes to the goodwill carrying value from December 31, 2020 through March 31, 2021. The foreign exchange impact on Goodwill was immaterial for the period.

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	11,690	(2,773)	8,917	11,690	(2,562)	9,128
Customer relationships	102,220	(29,863)	72,357	102,220	(27,720)	74,500
Developed technology	63,196	(27,225)	35,971	63,210	(25,128)	38,082
Total intangible assets	$177,106	$(59,861)	$117,245	$177,120	$(55,410)	$121,710

Amortization expense for each of the three months ended March 31, 2021 and March 31, 2020 is $4.5 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of March 31, 2021, is as follows:

(in thousands)
2021	$13,395
2022	17,860
2023	17,825
2024	16,205
2025	14,273
2026	9,777
Thereafter	27,910
Total	$117,245

The weighted-average remaining useful life by major asset classes as of March 31, 2021 is as follows:

(In years)
Trademarks and brands	11
Customer relationships	9
Developed technology	4

There were no impairments identified during the three months ended March 31, 2021 and March 31, 2020.

5.     Property, Plant and Equipment

Property, plant and equipment, including equipment under capital lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Computers and peripheral equipment	$16,543	$14,577
Office furniture and equipment	1,118	1,124
Leasehold improvements	9,265	9,267
Capitalized software development costs	9,816	8,382
Less accumulated depreciation and amortization	(17,794)	(15,243)
Total property, plant and equipment, net	$18,948	$18,107

For the three months ended March 31, 2021 and 2020, total depreciation expense was $2.6 million and $1.4 million, respectively.

Property and equipment financed through capital lease obligations, consisting of computer equipment, totaled $12.3 million and $10.7 million on March 31, 2021 and December 31, 2020 respectively. As of March 31, 2021 and December 31, 2020, accumulated depreciation related to property and equipment financed through capital leases totaled $8.2 million and $7.6 million, respectively refer to Note 11, Commitments and Contingencies.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

6.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of March 31, 2021
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$2,474	$—	$—	$2,474
Liabilities:
Contingent consideration current	—	—	1,660	1,660
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$1,660	$1,660

	As of December 31, 2020
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$2,474	$—	$—	$2,474
Liabilities:
Contingent consideration current	—	—	1,198	1,198
Contingent consideration non-current	—	—	462	462
Total contingent consideration	$—	$—	$1,660	$1,660

Cash equivalents, consisting of money market funds and time deposits, of $2.5 million as of March 31, 2021 and December 31, 2020, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

Contingent consideration relates to potential payments that the Company may be required to make associated with a business combination. To the extent that the valuations of these liabilities are based on inputs that are less observable or not observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for measures categorized in Level 3.

There were no material changes to the fair value balance of the contingent consideration categorized with Level 3 inputs from December 31, 2020 to March 31, 2021.

The fair value of the component of contingent consideration related to achievement of revenue targets have been estimated using a Monte Carlo model to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 12.7% and revenue volatility of 30.0%. The fair value of the component of contingent consideration related to achievement of four technical milestones have been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

7.     Long-term Debt

On October 1, 2020, DoubleVerify Inc., as borrower (the “Borrower”), and MidCo, as guarantor, entered into an amendment and restatement agreement with the banks and other financial institutions party thereto, as lenders, and Capital One, National Association, as administrative agent, letter of credit issuer and swing lender, and others, to (i) amend and restate the Prior Credit Agreement as defined in the Prospectus (the Prior Credit Agreement, as amended and restated on October 1, 2020, the “Credit Agreement”) and (ii) replace the Prior Credit Facilities (as defined in the Prospectus) with a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150.0 million (with a letter of credit facility of up to $15.0 million as a sublimit). Subject to certain terms and conditions, the Borrower is entitled to request additional term loan facilities or increases in the revolving credit commitments under the New Revolving Credit Facility. The New Revolving Credit Facility is payable in quarterly installments for interest, with the principal balance due in full at maturity on October 1, 2025. Additional fees paid quarterly include fees for the unused revolving facility and unused letter of credit. The commitment fee on any unused balance is payable periodically and may range from 0.25% to 0.40% based upon the total net leverage ratio. The New Revolving Credit Facility bears interest at LIBOR plus 2.25%. which may vary from time to time based on the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement.

The New Revolving Credit Facility contains a number of significant negative covenants. Subject to certain exceptions, these covenants require the Borrower to comply with certain requirements and restrictions to, among other things: incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends or other distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; and make certain accounting changes. As a result of these restrictions, substantially all of the net assets of the Borrower are restricted from distribution to the Company or any of its holders of equity.

The New Revolving Credit Facility has a first priority lien on substantially all of the assets of MidCo, the Borrower and Ad-Juster, Inc., the Company’s indirect subsidiary. The New Revolving Credit Facility requires the Borrower to remain in compliance with a maximum total net leverage ratio and a minimum fixed charge coverage ratio as defined in the Credit Agreement.

As of March 31, 2021, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower is in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, $22.0 million was outstanding under the New Revolving Credit Facility due at maturity, respectively.

8.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate (“ETR”) based on actual historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). In addition, the Company’s ETR for a particular reporting period may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated tax settlements with federal, state, or foreign tax authorities, or the impact of tax law changes. The Company identifies items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.

During the three months ended March 31, 2021, the Company recorded an income tax provision of $2.8 million, resulting in an effective tax rate of 33.1%, which includes an annualized effective tax provision of $2.5 million (representing an effective tax rate of 29.7%) and a discrete item relating to state tax refunds of $0.3 million (representing an effective tax rate of 3.4%). During the three months ended March 31, 2020, the Company recorded an income tax provision of $1.3 million, resulting in an effective tax rate of 35.6%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The COVID-19 (as defined herein) pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s income tax provision for the three months ended March 31, 2021.

A valuation allowance has been established against a small amount of certain net foreign deferred tax assets and US tax loss carryforward. All other net deferred tax assets have been determined to be more likely than not realizable.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2016-2018 tax years. This examination may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from this, the Company is not currently under audit in any other jurisdiction.

9.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net Income (basic and diluted)	$5,644	$2,440
Denominator:
Weighted-average common shares outstanding	125,112	139,741
Dilutive effect of share-based awards	8,466	7,492
Weighted-average dilutive shares outstanding	133,578	147,233
Basic earnings per share	$0.05	$0.02
Diluted earnings per share	$0.04	$0.02

Approximately 4.4 million, and 7.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2021 and March 31, 2020 because they were antidilutive.

10.   Stock-Based Compensation

Employee Equity Incentive Plan

On September 20, 2017, the Company established its 2017 Omnibus Equity Incentive Program (the “2017 Plan”) which provides for the granting of equity based awards to certain employees, directors, independent contractors, consultants and agents. Under the 2017 Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock units, and other stock-based awards up to 22,182 shares of common stock.

Options become exercisable subject to vesting schedules up to four years from the date of the grant and subject to certain timing restrictions upon an employee’s separation of service and no later than 10 years after the grant date.

Restricted stock units are subject to vesting schedules up to four years from the date of the grant and subject to certain timing restrictions upon an employee’s separation.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

A summary of stock option activity for the three-months ended March 31, 2021 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2020	14,713	$4.47	7.79	$181,914
Options granted	436	20.10	—	—
Options exercised	(180)	3.25	—	—
Options forfeited	(117)	5.84	—	—
Outstanding as of March 31, 2021	14,852	$4.94	7.61	$244,811
Options expected to vest as of March 31, 2021	4,945	$8.60	—	$63,365
Options exercisable as of March 31, 2021	5,952	$2.65	—	$111,718

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2021. As of March 31, 2021, 3,433 market-based and performance-based awards were outstanding. As of March 31, 2021, the Company did not consider the performance condition to be probable and did not recognize any expense associated with these options.

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $8.39 and $3.18, respectively The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $3.3 million and $0.2 million, respectively.

The fair market value of each option granted during the three months ended March 31, 2021 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2021
Risk - free interest rate (percentage)	0.6. - 0.8
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	43.4 - 43.6

The Company’s board of directors (the “Board”) did not declare or pay dividends of the Company’s common or preferred stock during the three months ended March 31, 2021 or during the three months ended March 31, 2020.

A summary of restricted stock unit activity for the three-months ended March 31, 2021 is as follows:

	Restricted Stock
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2020	1,261	$7.74
Granted	484	19.44
Vested	—
Forfeited	—
Outstanding as of March 31, 2021	1,745	$10.99
Expected to vest as of March 31, 2021	1,578

As of March 31, 2021, unrecognized stock-based compensation expense was $24.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Product development	$278	$101
Sales, marketing and customer support	624	172
General and administrative	1,636	529
Total stock-based compensation	$2,538	$802

11.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of March 31, 2021 and December 31, 2020 were as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Vendor payments	$4,688	$3,896
Employee commissions and bonuses	5,801	11,344
Payroll and other employee related expense	7,308	6,957
401k and pension expense	427	1,358
Other taxes	1,989	1,864
Total accrued expense	$20,213	$25,419

Operating Leases

The Company and its subsidiaries have entered into operating lease agreements for certain of its office space, and data centers. The offices are located in the United States, Israel, Belgium, Finland, France and Singapore. The data centers are premises used to house computing and networking equipment. The data center leases are located within the United States, Netherlands, Germany and Singapore.

For the three months ended March 31, 2021 and March 31, 2020 office rent expense was $0.9 million and $1.4 million respectively. For the three months ended March 31, 2021 and March 31, 2020 data center rent expense was $0.5 million and $0.3 million respectively.

Future minimum lease obligations are as follows:

Year Ending
(in thousands)	December 31,
2021	$4,211
2022	4,250
2023	3,631
2024	277
$12,369

Capital Leases

As of March 31, 2021, the Company has seven lease agreements for certain equipment which provide for the transfer of ownership at the end of the lease term or are for underlying assets that will have an insignificant fair value at the end of the lease term. The Company has classified these agreements as capital leases and recognized the corresponding assets and liabilities within the Condensed Consolidated Balance Sheet.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The following is a schedule of future minimum lease payments under these agreements (including interest) as of March 31, 2021.

Year Ending
(in thousands)	December 31,
2021	$1,792
2022	2,144
2023	1,937
2024	598
2025	170
Total	6,641
Less: Amount representing interest	(389)
Present Value of net minimum capital lease payments	$6,252

Capital leases short term	$2,140
Capital leases long term	4,112
Total	$6,252

Contingencies

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. The Company records liabilities for contingencies including legal costs when it is probable that a liability has been incurred and when the amount can be reasonably estimated. Legal costs are expensed as incurred. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material effect on the Company’s business, financial condition, results of operations or cash flows.

12.    Segment Information

The Company has determined that it operates as one operating and reportable segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and measure performance.

The Company has not disclosed certain geographic information pertaining to revenues and total assets as it is impracticable to disclose, is not utilized by the Company’s chief operating decision maker to review operating results or make decisions about how to allocate resources, and would not be useful to users of the Condensed Consolidated Financial Statements to disclose such information.

13.   Subsequent Events

On April 9, 2021, the Company entered into an arrangement with an affiliate of Tiger Global Management, LLC (the ‘‘Tiger Investor’’) whereby the Tiger Investor purchased $30.0 million of the Company’s common stock in a private placement (‘‘concurrent private placement’’) concurrent with the completion of the initial public offering of the Company’s common stock (the ‘‘IPO’’). The price per share was equal to the IPO price of $27.00, for a total of 1,111 shares. The Company received total aggregate net proceeds of $29.0 million, after deducting fees of $1.0 million.

On April 19, 2021 the Board and the stockholders of the Company approved the 2021 Omnibus Equity Incentive Plan (“2021 Equity Plan”). The maximum number of shares of common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) 30,000 shares of common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board’s compensation committee. The 2021 Equity Plan provides for the grant of stock options (including qualified incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units,

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

dividend equivalents, and other stock or cash settled incentive awards. Any shares covered by an award, or portion of an award, granted under the 2021 Equity Plan that expires or is forfeited, canceled, cash-settled, or otherwise terminated for any reason will again be available for the grant of awards under the 2021 Equity Plan.

On April 19, 2021, the Board and the stockholders of the Company approved its 2021 Employee Stock Purchase Plan (“ESPP”). The aggregate number of shares of common stock that will initially be reserved for issuance under the ESPP will be equal to the sum of (i) 3,000 shares of the Company’s common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board.

On April 19, 2021, the Company approved 133 stock options and 35 restricted stock units to be granted under the 2021 Equity Plan and 7 stock options and 4 restricted stock units under the 2017 Plan.  On May 21, 2021, the Company approved 20 stock options and 47 restricted stock units to be granted under the 2021 Equity Plan and 1 restricted stock units under the 2017 Plan.

On April 23, 2021, the Company completed its IPO in which the Company issued and sold 9,977 shares of common stock at a public offering price of $27.00 per share, which included the full exercise of the underwriters’ option to purchase 1,350 additional shares of common stock. The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company incurred offering costs of approximately $26.3 for the concurrent private placement and IPO, of which $3.1 million was included in General and Administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021. The IPO offering also included 5,356 shares sold by Providence VII U.S. Holdings L.P. (“Providence”) and other existing stockholders, which included the full exercise of the underwriters’ option to purchase 650 additional shares from Providence, in which the Company did not receive any proceeds from the shares sold. In connection with the Company’s IPO, all shares of the Company’s outstanding preferred stock automatically converted into 20,335 shares of common stock on a one for one-third basis. The Company’s treasury stock, consisting of 15,146 shares of common stock, was reissued in the preferred stock conversion.

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our Prospectus. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Prospectus and elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

DoubleVerify is a leading software platform for digital media measurement and analytics. Our mission is to increase the effectiveness and transparency of the digital advertising ecosystem. Through our software platform and the metrics it provides, we help preserve the fair value exchange in the digital advertising marketplace.

Our customers include many of the largest global advertisers and digital ad platforms and publishers. We deliver our suite of measurement solutions through a robust and scalable software platform that provides our customers with unified data analytics. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertiser and supply-side customers to benchmark performance across all of their digital ads and to optimize their digital strategies in real time. Our coverage spans over 40 key geographies where our customers are located and covers all major purchasing channels, media formats and devices.

For the three months ended March 31, 2021, we generated 91% of our revenue from advertiser customers and for the three months ended March 31, 2020, we generated 90% of our revenue from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enables us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For the three months ended March 31, 2021 and March 31, 2020, 9% and 10% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) has evolved into a worldwide pandemic. We modified operations in line with our business continuity plans. While certain of our facilities generally remain open, we are making extensive use of the work-from-home model at the moment. While COVID-19 has not had a significant impact on our results from operations to date, to the extent that demand for digital advertising declines, out results and financial condition may be materially and adversely impacted. On a daily basis, management is reviewing operations and there have been to date minimal interruptions in our customer facing operations.

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended March 31, 2021, we generated growth of 32% in total revenue as compared to the three months ended March 31, 2020. Our existing customer base has remained largely stable, and we have been able to maintain gross revenue retention rates of over 95% for the three months ended March 31, 2021. We define our gross revenue retention rate as the total prior quarter revenue earned from advertiser customers, less the portion of prior quarter revenue attributable to lost advertiser customers, divided by the total prior quarter revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

While the impact on our business has been limited to date, the pandemic has resulted in market disruptions and a global economic slowdown, the duration of which is highly uncertain and cannot be predicted, that may materially impact our results of operations and financial condition. See “Risk Factors—Risks Relating to Our Business—Economic downturns and unstable market conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations” in our Prospectus.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure their digital advertisements. We generate revenue based on number of ads measured for Direct or measured and purchased for Programmatic, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved.

For the three months ended March 31, 2021 and 2020, we generated 91% and 90%, respectively, of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads purchased directly from digital properties, including publishers and social media platforms, which we track as Advertiser Direct revenue. Advertisers can also purchase our services through programmatic platforms to evaluate the quality of ad inventories before they are purchased, which we track as Advertiser Programmatic revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended March 31, 2021 and 2020, we generated 9% and 10%, respectively, of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-Side revenue. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and certain customers having tiered pricing when guarantees are met. We recognize revenue ratably over the contract term beginning on the date our product is made available to them, which typically begins on the commencement date of each contract.

The following table disaggregates revenue between advertiser customers (on both a direct and programmatic basis) and supply-side customers.

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%

	(In Thousands)
Revenue by customer type:
Advertiser - direct	$27,541	$22,187	$5,354	24%
Advertiser - programmatic	33,912	23,851	10,061	42
Supply-side customer	6,133	5,181	952	18
Total revenue	$67,586	$51,219	$16,367	32%

Operating Expenses

Our operating expenses consist of the following categories:

Cost of Revenue.  Cost of revenue primarily consists of platform hosting fees, data center costs, software and other technology expenses, and other costs directly associated with data infrastructure; personnel costs, including salaries, bonuses, stock-based compensation and benefits, directly associated with the support and delivery of our software platform and data solutions; and costs from revenue-sharing arrangements with our partners.

Product development.  Product development expenses primarily consist of personnel costs, including salaries, bonuses, stock-based compensation and benefits, third party vendors and outsourced engineering services, and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in Property, Plant and Equipment, Net on our Condensed Consolidated Balance Sheets. We amortize capitalized software development costs to depreciation and amortization.

Sales, marketing, and customer support.  Sales, marketing, and customer support expenses primarily consist of personnel costs directly associated with our sales, marketing, and customer support departments, including salaries, bonuses, stock-based compensation and benefits, and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Sales and marketing expense also includes costs for promotional marketing activities, advertising costs, attendance at events and trade shows, and allocated overhead. Sales commissions are expensed as incurred.

General and administrative.  General and administrative expenses primarily consist of personnel expenses associated with our executive, finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external accounting, legal and other consulting services, and other overhead, as well as third-party costs related to acquisitions.

We continue to incur certain non-recurring professional fees and other expenses as part of our transition to becoming a public company. Following the effective date of the Prospectus, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services.

Interest expense.  Interest expense for the three months ended March 31, 2021 and March 31, 2020 consists primarily of interest on our outstanding balances under the Prior Credit Facilities and the New Revolving Credit Facility, and also includes debt issuance costs. On October 1, 2020, we entered into the New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table shows our condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%

	(In Thousands)
Revenue	$67,586	$51,219	$16,367	32%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,203	7,310	2,893	40
Product development	14,179	10,331	3,848	37
Sales, marketing and customer support	15,534	12,319	3,215	26
General and administrative	11,835	10,696	1,139	11
Depreciation and amortization	7,057	5,934	1,123	19
Income from operations	8,778	4,629	4,149	90
Interest expense	390	1,164	(774)	(66)
Other (income), net	(49)	(320)	271	(85)
Income before income taxes	8,437	3,785	4,652	123
Income tax expense	2,793	1,345	1,448	108
Net income	$5,644	$2,440	$3,204	131%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15	14
Product development	21	20
Sales, marketing and customer support	23	24
General and administrative	18	21
Depreciation and amortization	10	12
Income from operations	13	9
Interest expense	1	2
Other (income), net	-	(1)
Income before income taxes	12	7
Income tax expense	4	3
Net income	8%	5%

Revenue

Total revenue increased by $16.4 million, or 32%, from $51.2 million in the three months ended March 31, 2020 to $67.6 million in the three months ended March 31, 2021.

Advertiser Direct revenue grew $5.4 million, or 24%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven primarily by growth of approximately 75% in media transactions measured for both CTV and social channels.

 Advertiser Programmatic revenue grew $10.1 million, or 42%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, driven primarily by continued adoption of our premium-priced Authentic Brand Safety solution.

 Supply-Side revenue grew $1.0 million, or 18%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by increased uptake of our solutions from our platform and publisher customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $2.9 million, or 40%, from $7.3 million in the three months ended March 31, 2020 to $10.2 million in the three months ended March 31, 2021. The increase was primarily due to higher software and other technology costs to support our increased volumes, as well as higher partner costs from revenue-sharing arrangements with our Advertiser Programmatic partners.

Product Development Expenses

Product development expenses increased by $3.9 million, or 37%, from $10.3 million in the three months ended March 31, 2020 to $14.2 million in the three months ended March 31, 2021. The increase was primarily due to an increase in personnel costs of $3.4 million, which reflects our continued hiring of resources to support our product-development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $3.2 million, or 26%, from $12.3 million in the three months ended March 31, 2020 to $15.5 million in the three months ended March 31, 2021. The increase was primarily due to an increase in personnel costs of $4.5 million to support our sales efforts, build market presence in international markets, drive continued expansion with our existing customers, as well as support both existing and new customers, offset by a $1.3 million reduction in non-personnel costs. The decline in non-personnel expenses was due primarily to a $0.8 million reduction in sales tax expenses and a $0.5 million reduction in expenses for marketing, travel, and entertainment.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 11%, from $10.7 million in the three months ended March 31, 2020 to $11.8 million in the three months ended March 31, 2021. The increase was primarily due to a $3.0 million increase in compensation expenses offset by a reduction of non-compensation expenses of $1.9 million, which included a reduction of severance expense of $0.8 million and reduction of professional fees of $0.6 million.

Depreciation and Amortization

Depreciation and amortization increased by $1.2 million, or 19%, from $5.9 million in the three months ended March 31, 2020 to $7.1 million in the three months ended March 31, 2021. The increase was primarily due to an increase in depreciation related to capital expenditures.

Interest Expense

Interest expense is mainly related to our Prior Credit Facilities and New Revolving Credit Facility, which carry a variable interest rate. Interest expense decreased by $0.8 million, from $1.2 million in the three months ended March 31, 2020 to $0.4 million in the three months ended March 31, 2021. The decrease was attributable to a reduction in outstanding debt. In October 2020, we entered into a New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities.

Other (Income) Expense, Net

Other income decreased by $0.3 million, from income of $0.3 million in the three months ended March 31, 2020 to income of less than $0.1 million in the three months ended March 31, 2021, primarily due to a decrease in realized gains for changes in fair value related to contingent payments from our acquisition of Zentrick NV in February 2019, offset by a decrease in unrealized losses related to changes in exchange rates.

Income Tax Expense (Benefit)

Income tax expense grew by $1.5 million from $1.3 million in the three months ended March 31, 2020 to $2.8 million in the three months ended March 31, 2021. The increase was primarily due to an increase in pre-tax income.

Adjusted EBITDA

In addition to our results determined in accordance with GAAP, we believe that certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin, are useful in evaluating our business. A metric similar to Adjusted EBITDA is used in certain calculations under our New Revolving Credit Facility. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. In addition, other companies in our industry may calculate non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
Net income	$5,644	$2,440
Net income margin	8%	5%
Depreciation and amortization	7,057	5,934
Stock-based compensation	2,538	802
Interest expense	390	1,164
Income tax expense	2,793	1,346
M&A (recoveries) costs (a)	(18)	215
Offering costs and IPO readiness costs (b)	3,261	1,641
Other costs (c)	109	2,163
Other (income) (d)	(49)	(320)
Adjusted EBITDA	$21,725	$15,385
Adjusted EBITDA margin	32%	30%

(a)	M&A (recoveries) for the three months ended March 31, 2021 consist of reductions to deferred compensation liabilities related to acquisitions. M&A costs for the three months ended March 31, 2020 consist of third-party costs and deferred compensation costs related to acquisitions.
(b)	Offering costs and IPO readiness costs for the three months ended March 31, 2021 and 2020 consist of third-party costs incurred in preparation for our IPO.
(c)	Other costs for the three months ended March 31, 2021 and 2020 consist of reimbursements paid to Providence. For the three months ended March 31, 2020, other costs also include costs related to the departure of our former Chief Executive Officer, and third-party costs incurred in response to investigating and remediating certain IT/cybersecurity matters that occurred in March 2020.
(d)	Other (income) consists of interest income, change in fair value associated with contingent considerations, and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are useful to investors for period to period comparisons of our core business and for understanding and evaluating trends in our operating results on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

●	they do not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments;

●	they do not reflect income tax expense or the cash requirements to pay income taxes;
●	they do not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt; and
●	although depreciation and amortization are non-cash charges related mainly to intangible assets, certain assets being depreciated and amortized will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

In addition, other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP financial measures only supplementally. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue.

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2021, we had cash of $49.8 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $68.2 million.

The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company also received total aggregate net proceeds of $29.0 million from the concurrent private placement, after deducting fees of $1.0 million.  We believe our existing cash and cash generated from operations, together with the proceeds from our recent IPO and concurrent private placement, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in the Prospectus.

Our liquidity has not been materially impacted by the COVID-19 pandemic as discussed above.

Debt Obligations

In October 2020, DoubleVerify Inc., as borrower, and MidCo, as guarantor, entered into the New Revolving Credit Facility and, in connection therewith, repaid all amounts outstanding under the Prior Credit Facilities.

On December 24, 2020, DoubleVerify Inc. prepaid $68.0 million of the outstanding principal amount under the New Revolving Credit Facility with a portion of the proceeds from a private placement effected on November 18, 2020, in which certain investors purchased an aggregate of 61,006 thousand shares of our preferred stock from us and certain of our existing stockholders for an aggregate purchase price of approximately $350.0 million. As of March 31, 2021, $22.0 million was outstanding under the New Revolving Credit Facility.

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO.

The New Revolving Credit Facility is secured by substantially all of our assets (subject to customary exceptions) and contain customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. is in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(In Thousands)
Cash flows provided by operating activities	$19,464	$12,702
Cash flows (used in) investing activities	(1,915)	(3,049)
Cash flows (used in) financing activities	(878)	(1,813)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(209)	(143)
Increase in cash, cash equivalents, and restricted cash	$16,462	$7,697

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations and by changes in our working capital. In particular, accounts receivable increases in conjunction with our rapid growth in sales and decreases based on timing of cash receipts from our customers. The timing of payments on our liabilities also impacts our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period.

For the three months ended March 31, 2021, cash provided by operating activities was $19.5 million, attributable to net income of $5.6 million, adjusted for non-cash charges of $11.0 million and net cash inflows of $2.8 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.1 million in depreciation and amortization, $3.1 million of offering costs, and $2.5 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a decrease in trade receivables and prepaid assets of $9.6 million partially offset by a decrease of $6.5 million in accrued expense.

For the three months ended March 31, 2020, cash provided by operating activities was $12.7 million, attributable to net income of $2.4 million, adjusted for non-cash charges of $6.4 million and net cash inflows of $3.9 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.9 million in depreciation and amortization, $0.9 million in offering costs, and $0.8 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a decrease in trade receivables and prepaid assets of $4.9 million, partially offset by a decrease of $3.9 million in accrued expenses.

Investing Activities

For the three months ended March 31, 2021, cash used in investing activities of $1.9 million was attributable to purchases of property, plant and equipment and to capitalized software development costs. For the three months ended March 31, 2020, cash used in investing activities of $3.0 million was attributable to purchases of property, plant and equipment and to capitalized software development costs.

Financing Activities

For the three months ended March 31, 2021, cash used for financing activities of $0.9 million, was primarily due to $1.2 million of offering costs and $0.2 million of capital lease payments, partially offset by $0.5 million of cash inflows from proceeds of common stock issued from the exercise of stock options.

For the three months ended March 31, 2020, cash used for financing activities of $1.8 million was primarily due to $0.7 million of offering costs, $0.6 million of acquisition contingent consideration payments, and $0.4 million of capital lease payments.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets and liabilities and related disclosures at the dates of the financial statements, and revenue and expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Prospectus. Since the date of our Prospectus, there have been no material changes to our critical accounting policies and estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2021 have not materially changed from those discussed in the Prospectus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This also includes disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. However, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

As disclosed in the “Risk Factors” section of the Prospectus, we previously identified a number of deficiencies related to the design and operating effectiveness of internal controls constituting material weaknesses in our control environment. Certain of those deficiencies relate to insufficient management review controls and lack of resources with an appropriate level of technical accounting knowledge that are relevant to the preparation and review of the Company's Consolidated Financial Statements, which constituted material weaknesses in our system of internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Remediation Efforts

We have commenced measures to remediate the identified material weaknesses. The measures include hiring additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources and external advisors; preparing accounting memoranda to address significant accounting transactions and other technical accounting and financial reporting matters; and improving our monitoring controls in the financial statement close and reporting process.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. There can be no assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses described above or prevent future material weaknesses or other deficiencies from occurring. There is no assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

We believe we are making progress toward achieving effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that would, either individually or in the aggregate, have a material adverse effect on our business, financial condition or cash flows. We may, from time to time, be involved in legal proceedings arising in the normal course of business. The outcome of legal proceedings is unpredictable and may have an adverse impact on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

From January 1, 2021 through March 31, 2021, we granted to our employees and directors restricted stock units for an aggregate of 484 thousand shares of common stock under the 2017 Plan.

From January 1, 2021 through March 31, 2021, we granted to our employees stock options to purchase an aggregate of 436 thousand shares of our common stock under the 2017 Plan at exercise prices ranging from $19.02 to $20.31 per share.

From January 1, 2021 through March 31, 2021, we issued and sold to our employees an aggregate of 180 thousand shares of common stock upon the exercise of stock options issued under the 2017 Plan at exercise prices ranging from $2.01 to $8.10 per share, for an aggregate exercise price of $590,867.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

On April 23, 2021, after the quarter end, we completed our IPO, in which we sold 9,977 thousand shares of common stock at a public offering price of $27.00 per share, which includes the full exercise of the underwriters’ option to purchase 1,350 thousand additional shares from us. We received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. We incurred offering costs related to the IPO of approximately $25.3 million, inclusive of underwriting discount fees. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254380), which was declared effective by the SEC on April 20, 2021. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.

In connection with the IPO, Providence and certain of our other existing stockholders sold an aggregate of 5,356 thousand shares of our common stock, which includes the full exercise of the underwriters’ option to purchase 650 thousand additional shares of our common stock from Providence. We did not receive any proceeds from the sale of shares by these stockholders.

On April 23, 2021, concurrent with the completion of the IPO, the Tiger Investor purchased from us 1,111 thousand shares of our common stock in a private placement at a price per share equal to the IPO price of $27.00. We received aggregate net proceeds of $29.0 million from the concurrent private placement, after deducting fees of $1.0 million.

On April 30, 2021, we used a portion of the net proceeds from the IPO to pay the entire outstanding balance under the New Revolving Credit Facility of $22.0 million.

There has been no material change in the planned use of the IPO net proceeds as described in the Prospectus.

PART II — OTHER INFORMATION

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†Filed herewith.

*

Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2021

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)