Form 10-Q
period 2021-06-30
DoubleVerify Holdings, Inc.
filed 2021-07-29
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(212) 631-2111

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.001 per share	DV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2021, there were 157,851,204 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2021	December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$330,355	$33,354
Trade receivables, net of allowances for doubtful accounts of $6,889 and $7,049 as of June 30, 2021 and December 31, 2020 respectively	85,555	94,677
Prepaid expenses and other current assets	14,106	13,904
Total current assets	430,016	141,935
Property, plant and equipment, net	17,572	18,107
Goodwill	227,349	227,349
Intangible assets, net	112,780	121,710
Deferred tax assets	82	82
Other non-current assets	2,303	2,151
Total assets	$790,102	$511,334
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$4,122	$3,495
Accrued expense	25,460	25,419
Income tax liabilities	670	1,277
Current portion of capital lease obligations	2,021	1,515
Contingent considerations current	1,717	1,198
Other current liabilities	2,101	1,116
Total current liabilities	36,091	34,020
Long-term debt	—	22,000
Capital lease obligations	3,618	3,447
Deferred tax liabilities	28,243	31,418
Other non-current liabilities	2,734	3,292
Contingent considerations non-current	—	462
Total liabilities	$70,686	$94,639
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 157,768 shares issued and outstanding as of June 30, 2021; 700,000 shares authorized, 140,222 shares issued and 125,074 shares outstanding as of December 31, 2020	158	140
Preferred stock, $0.01 par value, 100,000 shares authorized and zero shares issued and outstanding as of June 30, 2021 and 61,006 shares authorized, issued, and outstanding as of December 31, 2020. Liquidation preference: $350,000 as of December 31, 2020	—	610
Additional paid-in capital	670,674	620,679
Treasury stock, at cost, zero shares and 15,146 shares as of June 30, 2021 and December 31, 2020, respectively	—	(260,686)
Retained earnings	48,017	54,941
Accumulated other comprehensive income, net of income taxes	567	1,011
Total stockholders’ equity	719,416	416,695
Total liabilities and stockholders' equity	$790,102	$511,334

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$76,524	$53,020	$144,110	$104,239
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,291	7,655	22,494	14,965
Product development	15,120	10,906	29,299	21,237
Sales, marketing and customer support	19,580	12,833	35,114	25,152
General and administrative	32,017	8,262	43,852	18,958
Depreciation and amortization	7,440	6,146	14,497	12,080
(Loss) income from operations	(9,924)	7,218	(1,146)	11,847
Interest expense	297	936	687	2,100
Other expense (income), net	49	198	—	(122)
(Loss) income before income taxes	(10,270)	6,084	(1,833)	9,869
Income tax expense	2,298	2,006	5,091	3,351
Net (loss) income	$(12,568)	$4,078	$(6,924)	$6,518
(Loss) earnings per share:
Basic	$(0.08)	$0.03	$(0.05)	$0.05
Diluted	$(0.08)	$0.03	$(0.05)	$0.04
Weighted-average common stock outstanding:
Basic	149,596	139,756	137,355	139,748
Diluted	149,596	146,541	137,355	146,927
Comprehensive (loss) income:
Net (loss) income	$(12,568)	$4,078	$(6,924)	$6,518
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	355	231	(444)	78
Total comprehensive (loss) income	$(12,213)	$4,309	$(7,368)	$6,596

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	355	355
Stock-based compensation expense	—	—	—	—	—	—	4,714	—	—	4,714
Common stock issued upon exercise of stock options	871	2	—	—	—	—	2,907	—	—	2,909
RSU vested	217	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock in connection with initial public offering	5,190	5	(61,006)	(610)	(15,146)	260,686	(260,081)	—	—	—
Issuance of common stock in connection with initial public offering	9,977	10	—	—	—	—	269,380	—	—	269,390
Issuance of common stock in connection with the private placement concurrent with the initial public offering	1,111	1	—	—	—	—	29,999	—	—	30,000
Net loss	—	—	—	—	—	—	—	(12,568)	—	(12,568)
Balance as of June 30, 2021	157,768	$158	—	$—	—	$—	$670,674	$48,017	$567	$719,416

Balance as of January 1, 2020	139,721	$140	—	$—	—	$—	$283,457	$34,488	$(67)	$318,018
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(153)	(153)
Stock-based compensation expense	—	—	—	—	—	—	802	—	—	802
Common stock issued upon exercise of stock options	32	—	—	—	—	—	70	—	—	70
Net income	—	—	—	—	—	—	—	2,440	—	2,440
Balance as of March 31, 2020	139,753	$140	—	$—	—	$—	$284,329	$36,928	$(220)	$321,177
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	231	231
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	1,140
Common stock issued upon exercise of stock options	58	—	—	—	—	—	51	—	—	51
Net income	—	—	—	—	—	—	—	4,078	—	4,078
Balance as of June 30, 2020	139,811	$140	—	$—	—	$—	$285,520	$41,006	$11	$326,677

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Operating activities:
Net (loss) income	$(6,924)	$6,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Bad debt expense	199	1,748
Depreciation and amortization expense	14,496	12,080
Amortization of debt issuance costs	147	142
Accretion of acquisition liabilities	—	36
Deferred taxes	(3,175)	(3,096)
Stock-based compensation expense	7,252	1,942
Interest expense (income)	9	(42)
Change in fair value of contingent consideration	57	(899)
Offering costs	21,801	1,058
Other	62	621
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	8,518	(47)
Prepaid expenses and other current assets	(284)	855
Other non-current assets	(299)	3
Trade payables and other liabilities	541	2,057
Accrued expenses	121	(2,978)
Other current liabilities	827	(2,680)
Other non-current liabilities	(1,120)	148
Net cash provided by operating activities	42,228	17,466
Investing activities:
Purchase of property, plant and equipment	(3,513)	(4,562)
Net cash (used in) investing activities	(3,513)	(4,562)
Financing activities:
Payments of long-term debt	(22,000)	(189)
Deferred payment related to Leiki acquisition	—	(2,033)
Deferred payment related to Zentrick acquisition	(50)	(50)
Payment of contingent consideration related to Zentrick acquisition	—	(601)
Proceeds from common stock issued upon exercise of stock options	3,447	121
Proceeds from issuance of common stock upon initial public offering	269,390	—
Proceeds from issuance of common stock in connection with concurrent private placement	30,000	—
Payments related to offering costs	(21,708)	(1,107)
Capital lease payments	(804)	(874)
Net cash provided by (used in) financing activities	258,275	(4,733)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13	(80)
Net increase in cash, cash equivalents, and restricted cash	297,003	8,091
Cash, cash equivalents, and restricted cash - Beginning of period	33,395	11,342
Cash, cash equivalents, and restricted cash - End of period	$330,398	$19,433

Cash and cash equivalents	330,355	19,038
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	43	395
Total cash and cash equivalents and restricted cash	$330,398	$19,433
Supplemental cash flow information:
Cash paid for taxes	3,305	7,777
Cash paid for interest	525	1,654
Non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock in connection with the initial public offering	610	—
Treasury stock reissued upon the conversion of Series A preferred stock to common stock	260,686	—
Acquisition of equipment under capital lease	1,518	973
Capital assets financed by accounts payable	—	76
Offering costs included in accounts payable and accrued expense	89	100

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

Through the merger, the Company acquired 100% of the outstanding equity instruments of DoubleVerify Inc. resulting in a change of control at the parent level.  The merger resulted in the application of acquisition accounting under the provisions of Financial Accounting Standards Board (“FASB”) Topic Accounting Standards Codification (“ASC”) 805, Business Combinations.

The Company has wholly owned subsidiaries in numerous jurisdictions including Israel, the United Kingdom, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, and Finland, and operates in one reportable segment.

On April 23 2021, the Company completed an initial public offering of its common stock (“IPO”). See Footnote 12, Stockholders’ Equity.

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2021 and 2020, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years then ended and the accompanying notes thereto included in the Company’s Prospectus.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

On March 29, 2021, the Company effected a 1-for-3 reverse stock split (‘‘reverse stock split’’) of its outstanding common stock, par value $0.001 per share (“common stock”), and a proportional adjustment to the existing conversion ratio of its then-outstanding Series A Preferred Stock, par value $0.01 per share (“preferred stock”). Accordingly, all share and per share amounts for all periods presented in these Condensed Consolidated Financial Statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse stock split.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842 (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ("ASU No. 2018-10") to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, Leases: Targeted Improvements ("ASU 2018-11") to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2021 for non-public entities and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently in process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Certain amendments included in the update allows for a retrospective, modified retrospective, or prospective methods of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Direct or measured and purchased for Programmatic, and supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Advertiser - direct	$31,662	$23,707	$59,203	$45,894
Advertiser - programmatic	37,880	24,128	71,792	47,979
Supply-side customer	6,982	5,185	13,115	10,366
Total revenue	$76,524	$53,020	$144,110	$104,239

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $26.6 million and $44.9 million as of June 30, 2021 and December 31, 2020, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

4.    Business Combinations

On February 15, 2019, the Company acquired all of the outstanding stock of Zentrick NV (“Zentrick”). Zentrick, headquartered in Ghent, Belgium is a digital video technology company that provides middleware solutions that increase the performance of online video advertising for brand advertisers, advertising platforms and publishers. This acquisition integrates technology into the Company’s suite of products related to advertising viewability specifically on video formats, a growing segment of the advertising market and critical for the delivery of verification services to social platforms and CTV. The aggregate purchase price consists of 1) $23.2 million paid in cash at closing, which excluded closing adjustments of approximately $0.2 million paid in April 2019 2) $0.1 million in holdback payment of which 50% was payable 12 months after the closing date, and the remaining 50% was payable 24 months after the closing date and 3) up to $17.3 million of performance-based deferred payments that comprises two components. The first component has a $4.0 million maximum payment related to four milestone tranches of $1.0 million each based on achievement of certain product milestones (“technical milestones”). The second component has a total maximum payment of $13.0 million and varies based upon certain revenue targets in fiscal 2019, 2020, and 2021 (“revenue targets”).

Under the terms of the deferred payment, a portion of the technical milestones and revenue targets have been accounted at fair value as contingent consideration in the business combination with the remaining portion being accounted for as compensation expense under ASC 710, Compensation - General.

As of June 30, 2021, the technical milestone and revenue target components of the contingent consideration had a fair value of $1.2 million and $0.5 million, respectively, and is recorded in Contingent Considerations Current in the Condensed Consolidated Balance Sheets. The Company recorded a $0.1 million unrealized loss for the change in fair value in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2021, respectively. The Company recorded a $0.1 million unrealized loss and $0.9 million unrealized gain for the change in fair value in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the technical milestone and revenue target components treated as compensation cost total $1.1 million included in Other Current Liabilities in the Condensed Consolidated Balance Sheets. $0.1 million and less than $0.1 million were charged to the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2021, respectively. Less than $0.1 million and $0.2 million were charged to the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2020, respectively.

5.    Goodwill and Intangible Assets

There were no changes to the goodwill carrying value from December 31, 2020 through June 30, 2021. The foreign exchange impact on goodwill was immaterial for the period.

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	11,690	(2,985)	8,705	11,690	(2,562)	9,128
Customer relationships	102,220	(32,006)	70,214	102,220	(27,720)	74,500
Developed technology	63,205	(29,344)	33,861	63,210	(25,128)	38,082
Total intangible assets	$177,115	$(64,335)	$112,780	$177,120	$(55,410)	$121,710

Amortization expense for three months ended June 30, 2021 and June 30, 2020 is $4.4 million and $4.5 million, respectively. Amortization expense related to intangible assets amounted to $8.9 million and $9.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of June 30, 2021, is as follows:

(in thousands)
2021	$8,930
2022	17,860
2023	17,825
2024	16,205
2025	14,273
2026	9,777
Thereafter	27,910
Total	$112,780

The weighted-average remaining useful life by major asset classes as of June 30, 2021 is as follows:

(In years)
Trademarks and brands	11
Customer relationships	8
Developed technology	4

There were no impairments identified during the six months ended June 30, 2021 or June 30, 2020.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under capital lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Computers and peripheral equipment	$16,695	$14,577
Office furniture and equipment	1,115	1,124
Leasehold improvements	9,266	9,267
Capitalized software development costs	11,247	8,382
Less accumulated depreciation and amortization	(20,751)	(15,243)
Total property, plant and equipment, net	$17,572	$18,107

For the three months ended June 30, 2021 and 2020, total depreciation expense was $3.0 million and $1.7 million, respectively. For the six months ended June 30, 2021 and 2020, total depreciation expense was $5.6 million and $3.1 million, respectively.

Property and equipment financed through capital lease obligations, consisting of computer equipment, totaled $12.3 million and $10.7 million on June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, accumulated depreciation related to property and equipment financed through capital leases totaled $8.9 million and $7.6 million, respectively. Refer to Note 13, Commitments and Contingencies.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

7.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of June 30, 2021
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$9,808	—	—	9,808
Liabilities:
Contingent consideration current	—	—	1,717	1,717
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$1,717	$1,717

	As of December 31, 2020
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$2,474	$—	$—	$2,474
Liabilities:
Contingent consideration current	—	—	1,198	1,198
Contingent consideration non-current	—	—	462	462
Total contingent consideration	$—	$—	$1,660	$1,660

Cash equivalents consisting of money market funds of $9.8 million and money market funds and time deposits of $2.5 million as of June 30, 2021 and December 31, 2020, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

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

Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs as of June 30, 2021 is as follows:

(in thousands)
Balance at January 1, 2021	$1,660
Fair value adjustments	57
Payments during the year	—
Balance at June 30, 2021	$1,717

The fair value of the component of contingent consideration related to achievement of revenue targets have been estimated using a Monte Carlo model to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 13.5% and revenue volatility of 29.0%. The fair value of the component of contingent consideration related to achievement of four technical milestones have been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

8.     Long-term Debt

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

As of June 30, 2021, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower is in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2021.

On April 30, 2021 the Company used a portion of the proceeds from the IPO and the concurrent private placement to pay the outstanding balance. As of June 30, 2021 and December 31, 2020, there was zero balance outstanding and $22.0 million outstanding under the New Revolving Credit Facility, respectively.

9.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on actual historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). In addition, the Company’s ETR for a particular reporting period may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated tax settlements with federal, state, or foreign tax authorities, or the impact of tax law changes. The Company identifies items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $2.3 million and $5.1 million, respectively, resulting in an effective tax rate of (22.4%) and (277.5%), which includes an annualized effective tax benefit of $3.1 million and $0.5 million (representing an effective tax rate of 29.7% and 29.9%) and discrete items relating primarily to transaction costs and state tax refunds of $5.4 million and $5.6 million (representing an effective tax rate of (52.1%) and (307.4%)), respectively. During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $2.0 million and $3.4 million, respectively, resulting in an effective tax rate of 33.0% and 34.0%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of differing treatment of transaction costs between book and tax, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

The COVID-19 (as defined herein) pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s income tax provision for the three and six months ended June 30, 2021.

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

10.   (Loss) Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator:
Net (Loss) income (basic and diluted)	$(12,568)	$4,078	$(6,924)	$6,518
Denominator:
Weighted-average common shares outstanding	149,596	139,756	137,355	139,748
Dilutive effect of share-based awards	—	6,785	—	7,179
Weighted-average dilutive shares outstanding	149,596	146,541	137,355	146,927
Basic (loss) earnings per share	$(0.08)	$0.03	$(0.05)	$0.05
Diluted (loss) earnings per share	$(0.08)	$0.03	$(0.05)	$0.04

As the Company has reported net loss for the three and six months ended June 30, 2021, all potentially dilutive securities are antidilutive. Approximately 16.3 million, and 16.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2021 because they were antidilutive. Approximately 6.6 million, and 6.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2020 because they were also antidilutive.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

11.   Stock-Based Compensation

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

On April 19, 2021 the Company established its 2021 Omnibus Equity Incentive Plan (“2021 Equity Plan”). The maximum number of shares of common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) 30,000 shares of common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board’s compensation committee. The 2021 Equity Plan provides for the grant of stock options (including qualified incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash settled incentive awards. Any shares covered by an award, or portion of an award, granted under the 2021 Equity Plan that expires or is forfeited, canceled, cash-settled, or otherwise terminated for any reason will again be available for the grant of awards under the 2021 Equity Plan.

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

A summary of stock option activity as of and for the six-months ended June 30, 2021 and December 31, 2020 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2020	14,713	4.47	7.79	181,914
Options granted	598	22.12	—	—
Options exercised	(1,078)	3.35	—	—
Options forfeited	(189)	6.47	—	—
Outstanding as of June 30, 2021	14,044	$5.29	7.45	$520,634
Options expected to vest as of June 30, 2021	3,818	$9.72	—	$124,523
Options exercisable as of June 30, 2021	6,483	$3.62	—	$251,007

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2021. As of June 30, 2021, 3,433 market-based and performance-based awards were outstanding. As of June 30, 2021, the Company did not consider the performance condition to be probable and did not recognize any expense associated with these options.

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was $9.23 and $2.65, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $30.4 million and $0.3 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The fair market value of each option granted during the six months ended June 30, 2021 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2021
Risk - free interest rate (percentage)	0.6. - 1.1
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	42.1 - 43.6

The Company’s board of directors (the “Board”) did not declare or pay dividends of the Company’s common or preferred stock during the six months ended June 30, 2021 or during the six months ended June 30, 2020.

A summary of restricted stock unit activity as of and for the six months ended June 30, 2021 and December 31, 2020 is as follows:

	Restricted Stock
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2020	1,261	$7.74
Granted	576	21.30
Vested	(217)	10.26
Forfeited	—
Outstanding as of June 30, 2021	1,620	$12.23
Expected to vest as of June 30, 2021	1,486

The total grant date fair value of restricted stock units that vested during the six months ended June 30, 2021 was $2.2 million.

As of June 30, 2021, unrecognized stock-based compensation expense was $24.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Product development	436	152	$714	$253
Sales, marketing and customer support	1,696	392	2,320	564
General and administrative	2,582	596	4,218	1,125
Total stock-based compensation	$4,714	$1,140	$7,252	$1,942

12. Stockholders’ Equity

On April 9, 2021, the Company entered into an arrangement with an affiliate of Tiger Global Management, LLC (the ‘‘Tiger Investor’’) whereby the Tiger Investor purchased $30.0 million of the Company’s common stock in a private placement (‘‘concurrent private placement’’) concurrent with the completion of the IPO. The price per share was equal to the IPO price of $27.00, for a total of 1,111 shares. The Company received total aggregate net proceeds of $29.0 million, after deducting underwriting fees of $1.0 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

On April 23, 2021, the Company completed its IPO in which the Company issued and sold 9,977 shares of common stock at a public offering price of $27.00 per share, which included the full exercise of the underwriters’ option to purchase 1,350 additional shares of common stock. The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company incurred offering costs of approximately $26.8 million for the concurrent private placement and IPO, of which $18.7 million and $21.8 million were included in General and Administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2021, respectively. The IPO offering also included 5,356 shares sold by Providence VII U.S. Holdings L.P. (“Providence”) and other existing stockholders, which included the full exercise of the underwriters’ option to purchase 650 additional shares from Providence, in which the Company did not receive any proceeds from the shares sold.

In connection with the Company’s IPO, all shares of the Company’s outstanding preferred stock automatically converted into 20,335 shares of common stock on a one for one-third basis. The Company’s treasury stock, consisting of 15,146 shares of common stock, was reissued in the preferred stock conversion.

In conjunction with the IPO, the Company increased the authorized shares of its capital stock. The Company’s capital stock consists of 1,000,000 shares of common stock, par value $0.001 per share and 100,000 shares of undesignated preferred stock, par value $0.01 per share. Further, the Company amended and restated its existing amended and restated certificate of incorporation and its existing bylaws of the Company, as previously reported in the Prospectus, which incorporates material modifications to rights of security holders.

13.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of June 30, 2021 and December 31, 2020 were as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Vendor payments	$3,507	$3,896
Employee commissions and bonuses	10,304	11,344
Payroll and other employee related expense	8,579	6,957
401k and pension expense	848	1,358
Other taxes	2,222	1,864
Total accrued expense	$25,460	$25,419

Operating Leases

The Company and its subsidiaries have entered into operating lease agreements for certain of its office space, and data centers. The offices are located in the United States, Israel, Belgium, Finland, France, Japan, and Singapore. The data centers are premises used to house computing and networking equipment. The data center leases are located within the United States, Netherlands, Germany and Singapore.

For the three months ended June 30, 2021 and June 30, 2020 office rent expense was $1.2 million and $1.5 million, respectively. For the six months ended June 30, 2021 and June 30, 2020 office rent expense was $2.1 million and $2.9 million, respectively.

For the three months ended June 30, 2021 and June 30, 2020 data center rent expense was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2021 and June 30, 2020 data center rent expense was $0.9 million and $0.6 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Future minimum lease obligations are as follows:

Year Ending
(in thousands)	December 31,
2021	$2,848
2022	4,778
2023	4,211
2024	563
$12,400

Capital Leases

As of June 30, 2021, the Company had seven lease agreements for certain equipment which provide for the transfer of ownership at the end of the lease term or are for underlying assets that will have an insignificant fair value at the end of the lease term. The Company has classified these agreements as capital leases and recognized the corresponding assets and liabilities within the Condensed Consolidated Balance Sheet.

The following is a schedule of future minimum lease payments under these agreements (including interest) as of June 30, 2021.

Year Ending
(in thousands)	December 31,
2021	$1,109
2022	2,144
2023	1,937
2024	598
2025	170
Total	5,958
Less: Amount representing interest	(319)
Present Value of net minimum capital lease payments	$5,639

Capital leases short term	$2,021
Capital leases long term	3,618
Total	$5,639

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

14.    Segment Information

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

15.   Subsequent Events

On July 21, 2021, the Company approved 395 stock options and 427 restricted stock units to be granted under the 2021 Equity Plan and 140 stock options and 107 restricted stock units to be granted under the 2017 Equity Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our Prospectus. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Prospectus and elsewhere in this Quarterly Report.

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

For the three months ended June 30, 2021, we generated 91% of our revenue from advertiser customers and for the three months ended June 30, 2020, we generated 90% of our revenue from advertiser customers. For the six months ended June 30, 2021, we generated 91% of our revenue from advertiser customers and for the six months ended June 30, 2020, we generated 90% of our revenue from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enables us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For the three months ended June 30, 2021 and June 30, 2020, 9% and 10% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory. For the six months ended June 30, 2021 and June 30, 2020, 9% and 10% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory.  We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) has evolved into a worldwide pandemic. We modified operations in line with our business continuity plans. While certain of our facilities generally remain open, we are making extensive use of the work-from-home model at the moment. While COVID-19 has not had a significant impact on our results from operations to date, to the extent that demand for digital advertising declines, our results and financial condition may be materially and adversely impacted. On a daily basis, management is reviewing operations and there have been to date minimal interruptions in our customer facing operations.

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended June 30, 2021, we generated growth of 44% in total revenue as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated growth of 38% in total revenue as compared to the six months ended June 30, 2020. Our existing customer base has remained largely stable, and we have been able to maintain gross revenue retention rates of over 95% for the three months ended June 30, 2021. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

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

Revenue

Our customers use our solutions to measure their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved.

For the three months ended June 30, 2021 and 2020, we generated 91% and 90%, respectively, of our revenue from advertiser customers. For the six months ended June 30, 2021 and 2020, we generated 91% and 90%, respectively, of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads purchased directly from digital properties, including publishers and social media platforms, which we track as Advertiser Direct revenue. Advertisers can also purchase our services through programmatic platforms to evaluate the quality of ad inventories before they are purchased, which we track as Advertiser Programmatic revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended June 30, 2021 and 2020, we generated 9% and 10%, respectively, of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-Side revenue. For the six months ended June 30, 2021 and 2020, Supply-Side revenue comprised 9% and 10% of revenue, respectively. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and certain customers having tiered pricing when guarantees are met. We recognize revenue ratably over the contract term beginning on the date our product is made available to them, which typically begins on the commencement date of each contract.

The following table disaggregates revenue between advertiser customers (on both a direct and programmatic basis) and supply-side customers.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Advertiser - direct	$31,662	$23,707	$7,955	34%	$59,203	$45,894	$13,309	29%
Advertiser - programmatic	37,880	24,128	13,752	57	71,792	47,979	23,813	50
Supply-side customer	6,982	5,185	1,797	35	13,115	10,366	2,749	27
Total revenue	$76,524	$53,020	$23,504	44%	$144,110	$104,239	$39,871	38%

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

Interest expense.  Interest expense for the six months ended June 30, 2021 and June 30, 2020 consists primarily of interest on our outstanding balances under the Prior Credit Facilities and the New Revolving Credit Facility, and also includes debt issuance costs. On October 1, 2020, we entered into the New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020

The following table shows our condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%

	(In Thousands)				(In Thousands)
Revenue	$76,524	$53,020	$23,504	44%	$144,110	$104,239	$39,871	38%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,291	7,655	4,636	61	22,494	14,965	7,529	50
Product development	15,120	10,906	4,214	39	29,299	21,237	8,062	38
Sales, marketing and customer support	19,580	12,833	6,747	53	35,114	25,152	9,962	40
General and administrative	32,017	8,262	23,755	288	43,852	18,958	24,894	131
Depreciation and amortization	7,440	6,146	1,294	21	14,497	12,080	2,417	20
(Loss) income from operations	(9,924)	7,218	(17,142)	(237)	(1,146)	11,847	(12,993)	(110)
Interest expense	297	936	(639)	(68)	687	2,100	(1,413)	(67)
Other expense (income), net	49	198	(149)	(75)	—	(122)	122	(100)
(Loss) income before income taxes	(10,270)	6,084	(16,354)	(269)	(1,833)	9,869	(11,702)	(119)
Income tax expense	2,298	2,006	292	15	5,091	3,351	1,740	52
Net (loss) income	$(12,568)	$4,078	$(16,646)	(408)%	$(6,924)	$6,518	$(13,442)	(206)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16	14	16	14
Product development	20	21	20	20
Sales, marketing and customer support	26	24	24	24
General and administrative	42	16	30	18
Depreciation and amortization	10	12	10	12
(Loss) income from operations	(13)	14	(1)	11
Interest expense	—	2	—	2
Other expense (income), net	—	—	—	—
(Loss) income before income taxes	(13)	11	(1)	9
Income tax expense	3	4	4	3
Net (loss) income	(16)%	8%	(5)%	6%

Revenue

Total revenue increased by $23.5 million, or 44%, from $53.0 million in the three months ended June 30, 2020 to $76.5 million in the three months ended June 30, 2021. Total revenue increased by $39.9 million, or 38%, from $104.2 million in the six months ended June 30, 2020 to $144.1 million in the six months ended June 30, 2021.

Advertiser Direct revenue grew $8.0 million, or 34%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven primarily by growth of 89% in Media Transactions Measured for CTV and 100% in Media Transactions Measured for social channels. Advertiser Direct revenue grew $13.3 million, or 29%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven primarily by growth of 82% in Media Transactions Measured for CTV and 87% in Media Transactions Measured for social channels.

 Advertiser Programmatic revenue grew $13.8 million, or 57%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, driven primarily by continued adoption of our premium-priced Authentic Brand Safety solution. Advertiser Programmatic revenue grew $23.8 million, or 50%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, driven primarily by continued adoption of our premium-priced Authentic Brand Safety solution.

 Supply-Side revenue grew $1.8 million, or 35%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily driven by increased uptake of our solutions from our platform and publisher customers. Supply-Side revenue grew $2.7 million, or 27%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily driven by increased uptake of our solutions from our platform and publisher customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $4.6 million, or 61%, from $7.7 million in the three months ended June 30, 2020 to $12.3 million in the three months ended June 30, 2021. The increase was primarily due to higher partner costs from revenue-sharing arrangements with our Advertiser Programmatic partners, as well as higher software and other technology costs to support our increased volumes. Cost of revenue increased by $7.5 million, or 50%, from $15.0 million in the six months ended June 30, 2020 to $22.5 million in the six months ended June 30, 2021. The increase was primarily due to higher partner costs from revenue-sharing arrangements with our Advertiser Programmatic partners, as well as higher software and other technology costs to support our increased volumes.

Product Development Expenses

Product development expenses increased by $4.2 million, or 39%, from $10.9 million in the three months ended June 30, 2020 to $15.1 million in the three months ended June 30, 2021. The increase was primarily due to an increase in personnel costs of $3.4 million, which reflects our continued hiring of resources to support our product-development efforts. Product development expenses increased by $8.1 million, or 38%, from $21.2 million in the six months ended June 30, 2020 to $29.3 million in the six months ended June 30, 2021. The increase was primarily due to an increase in personnel costs of $6.9 million, which reflects our continued hiring of resources to support our product-development efforts, in addition to $0.4 million of higher professional fees and $0.4 million of higher software expenses.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $6.8 million, or 53%, from $12.8 million in the three months ended June 30, 2020 to $19.6 million in the three months ended June 30, 2021. The increase was primarily due to an increase in personnel costs of $5.2 million to support our sales efforts, grow market presence in international markets, drive continued expansion with our existing customers, and support existing and new customers in addition to $1.5 million of higher stock-based compensation expense. Stock-based compensation expense increased due to certain awards that accelerated upon the completion of the IPO, an increase in the number of employees who were eligible and received equity awards and an increase in the value of our common stock. Sales, marketing and customer support expenses increased by $9.9 million, or 40%, from $25.2 million in the six months ended June 30, 2020 to $35.1 million in the six months ended June 30, 2021. The increase was primarily due to an increase in personnel costs of $9.7 million to support our sales efforts, grow market presence in international markets, drive continued expansion with our existing customers, and support existing and new customers.

General and Administrative Expenses

General and administrative expenses increased by $23.8 million, or 288%, from $8.3 million in the three months ended June 30, 2020 to $32.0 million in the three months ended June 30, 2021. The increase was primarily due to $18.3 million of higher transaction costs associated with the preparation and completion of the Company’s IPO, as well as an increase in compensation expenses of $2.5 million and an increase in stock-based compensation expenses of $2.0 million. Stock-based compensation expense increased due to certain awards that accelerated upon the completion of the IPO, an increase in the number of employees who were eligible and received equity awards and an increase in the value of our common stock. General and administrative expenses increased by $24.9 million, or 131%, from $19.0 million in the six months ended June 30, 2020 to $43.9 million in the six months ended June 30, 2021. The increase was primarily due to $19.9 million of higher transaction costs associated with the preparation and completion of the Company’s IPO, as well as an increase in compensation expenses of $5.6 million and an increase in stock-based compensation expenses of $3.1 million partially offset by lower professional fees, travel & entertainment, and one-time costs. Stock-based compensation expense increased due to certain awards that accelerated upon the completion of the IPO, an increase in the number of employees who were eligible and received equity awards and an increase in the value of our common stock.

Depreciation and Amortization

Depreciation and amortization increased by $1.3 million, or 21%, from $6.1 million in the three months ended June 30, 2020 to $7.4 million in the three months ended June 30, 2021. The increase was primarily due to an increase in depreciation related to capital expenditures. Depreciation and amortization increased by $2.4 million, or 20%, from $12.1 million in the six months ended June 30, 2020 to $14.5 million in the six months ended June 30, 2021. The increase was primarily due to an increase in depreciation related to capital expenditures.

Interest Expense

Interest expense is mainly related to our Prior Credit Facilities and New Revolving Credit Facility, which carry a variable interest rate. Interest expense decreased by $0.6 million, from $0.9 million in the three months ended June 30, 2020 to $0.3 million in the three months ended June 30, 2021. The decrease was attributable to a reduction in outstanding debt. Interest expense decreased by $1.4 million, from $2.1 million in the six months ended June 30, 2020 to $0.7 million in the six months ended June 30, 2021. The decrease was attributable to a reduction in outstanding debt.

Other (Income) Expense, Net

Other expense decreased by $0.1 million, from loss of $0.2 million in the three months ended June 30, 2020 to a loss of $0.1 million in the three months ended June 30, 2021, primarily due to a decrease in unrealized losses related to changes in exchange rates. Other income decreased by $0.1 million, from income of $0.1 million in the six months ended June 30, 2020 to income of less than $0.1 million in the six months ended June 30, 2021, primarily due to a decrease in realized gains for changes in fair value related to contingent payments from our acquisition of Zentrick NV in February 2019, partially offset by a decrease in unrealized losses related to changes in exchange rates.

Income Tax Expense (Benefit)

Income tax expense grew by $0.3 million from $2.0 million in the three months ended June 30, 2020 to $2.3 million in the three months ended June 30, 2021. The increase was primarily due to an increase in pre-tax income, after taking into account permanent book to tax income adjustments. Income tax expense grew by $1.7 million from $3.4 million in the six months ended June 30, 2020 to $5.1 million in the six months ended June 30, 2021. The increase was primarily due to an increase in pre-tax income, after taking into account permanent book to tax income adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Net (loss) income	$(12,568)	$4,078	$(6,924)	$6,518
Net (loss) income margin	(16)%	8%	(5)%	6%
Depreciation and amortization	7,440	6,146	14,497	12,080
Stock-based compensation	4,714	1,140	7,252	1,942
Interest expense	297	936	687	2,100
Income tax expense	2,298	2,006	5,091	3,351
M&A costs (a)	67	8	49	223
Offering costs and IPO readiness costs (b)	18,886	585	22,147	2,227
Other costs (c)	—	561	109	2,724
Other expense (income) (d)	49	198	—	(122)
Adjusted EBITDA	$21,183	$15,658	$42,908	$31,043
Adjusted EBITDA margin	28%	30%	30%	30%

(a)	M&A costs for the three and six months ended June 30, 2021 consist of reductions to deferred compensation liabilities related to acquisitions. M&A costs for the three and six months ended June 30, 2020 consist of third-party costs and deferred compensation costs related to acquisitions.
(b)	Offering costs and IPO readiness costs for the three and six months ended June 30, 2021 and 2020 consist of third-party costs incurred in preparation and completion for our IPO.
(c)	Other costs for the three and six months ended June 30, 2021 consist of reimbursements paid to Providence. For the three and six months ended June 30, 2020, other costs include reimbursements paid to Providence as well as costs related to the departure of our former Chief Executive Officer, and third-party costs incurred in response to investigating and remediating certain IT/cybersecurity matters that occurred in March 2020.
(d)	Other expense (income) consists of interest income, change in fair value associated with contingent considerations, and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2021, we had cash of $330.3 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $63.6 million.

The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company also received total aggregate net proceeds of $29.0 million from the concurrent private placement, after deducting fees of $1.0 million.  We believe our existing cash and cash generated from operations, together with the proceeds from our recent IPO and concurrent private placement and the undrawn balance under the New Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO and the concurrent private placement. Following the payment and as of June 30, 2021, DoubleVerify Inc. has no outstanding variable rate indebtedness and has $150 million of availability under the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by substantially all of our assets (subject to customary exceptions) and contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. is in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(In Thousands)
Cash flows provided by operating activities	$42,228	$17,466
Cash flows (used in) investing activities	(3,513)	(4,562)
Cash flows provided by (used in) financing activities	258,275	(4,733)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13	(80)
Increase in cash, cash equivalents, and restricted cash	$297,003	$8,091

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

For the six months ended June 30, 2021, cash provided by operating activities was $42.2 million, attributable to net loss of $6.9 million, adjusted for non-cash charges of $40.8 million and net cash inflows of $8.3 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.5 million in depreciation and amortization, $21.8 million of offering costs, and $7.3 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a decrease in trade receivables and prepaid and other assets of $7.9 million and an increase of $0.4 million in trade payables, accrued expenses and other expense.

For the six months ended June 30, 2020, cash provided by operating activities was $17.5 million, attributable to net income of $6.5 million, adjusted for non-cash charges of $13.6 million and net cash outflows of $2.6 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.1 million in depreciation and amortization, $1.7 million in bad debt expense, and $1.9 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a decrease in trade payables, accrued expenses, and other liabilities of $3.4 million, partially offset by a decrease of $0.8 million in trade receivables and prepaid assets.

Investing Activities

For the six months ended June 30, 2021, cash used in investing activities of $3.5 million was attributable to purchases of property, plant and equipment and to capitalized software development costs. For the six months ended June 30, 2020, cash used in investing activities of $4.6 million was attributable to purchases of property, plant and equipment and to capitalized software development costs.

Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities of $258.3 million was primarily due to $299.4 million of proceeds from the IPO and concurrent private placement and stock option exercises of $3.4 million, partially offset by $22.0 million of debt repayment and $21.7 million of offering costs. For the six months ended June 30, 2020, cash used for financing activities of $4.7 million was primarily due to $1.1 million of offering costs, $2.0 million of acquisition contingent consideration payments, and $0.9 million of capital lease payments.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2021 have not materially changed from those discussed in the Prospectus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. However, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation efforts is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. There can be no assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses described above or prevent future material weaknesses or other deficiencies from occurring. There is no assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

From April 1, 2021 through April 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-255374), we granted to our employees and directors restricted stock units for an aggregate of 35 thousand shares of common stock under the 2017 Plan.

From April 1, 2021 through April 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-255374), we granted to our employees stock options to purchase an aggregate of 140 thousand shares of our common stock under the 2017 Plan at an exercise price of $27 per share.

From April 1, 2021 through April 20, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-255374), we issued and sold to our employees an aggregate of 150 thousand shares of common stock upon the exercise of stock options issued under the 2017 Plan at exercise prices ranging from $2.01 to $8.10 per share, for an aggregate exercise price of $576,314.

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

(b) Use of Proceeds

On April 23, 2021, we completed our IPO in which we sold 9,977 thousand shares of common stock at a public offering price of $27.00 per share, which includes the full exercise of the underwriters’ option to purchase 1,350 thousand additional shares from us. We received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. We incurred offering costs related to the IPO of approximately $25.8 million, inclusive of underwriting discount fees. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254380), which was declared effective by the SEC on April 20, 2021. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.

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

PART II — OTHER INFORMATION

On April 30, 2021, we used a portion of the net proceeds from the IPO and concurrent private placement to pay the entire outstanding balance under the New Revolving Credit Facility of $22.0 million.

There has been no material change in the planned use of the IPO net proceeds as described in the Prospectus.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation, dated April 23, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2021 (File No. 001-40349))

3.2	Amended and Restated Bylaws, currently in effect (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2021 (File No. 001-40349))

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021 (File No. 333-254380))

10.1

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021 (File No. 333-254380))

10.2	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed with the SEC on April 20, 2021 (File No. 333-255374))

10.3	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed with the SEC on April 20, 2021 (File No. 333-255374))

10.4

Registration Rights Agreement by and among DoubleVerify Holdings, Inc., Providence VII U.S. Holdings L.P. and the other stockholders of DoubleVerify Holdings, Inc. listed on Schedule I thereto, dated as of April 19, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2021 (File No. 001-40349))

10.5

Stockholder’s Agreement, by and between DoubleVerify Holdings, Inc. and Providence VII U.S. Holdings L.P., dated as of April 20, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2021 (File No. 001-40349))

10.6

Common Stock Purchase Agreement by and among DoubleVerify Holdings, Inc. and Tiger Global Investments, L.P., dated as of April 9, 2021 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on April 12, 2021 (File No. 333-254380))

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

Date: July 29, 2021

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)