Form 10-Q
period 2021-09-30
DoubleVerify Holdings, Inc.
filed 2021-11-09
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 05, 2021, there were 158,638,068 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

“DoubleVerify,” “the DV Authentic Ad,” “Authentic Brand Suitability,” “DV Pinnacle” and other trademarks of ours appearing in this report are our property and we deem particularly important to the marketing activities conducted by each of our businesses. Solely for convenience, the trademarks, service marks and trade names referred to in this report are without the ® and ™  symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2021	December 31, 2020
Assets:
Current assets
Cash and cash equivalents	$319,825	$33,354
Trade receivables, net of allowances for doubtful accounts of $5,246 and $7,049 as of September 30, 2021 and December 31, 2020 respectively	95,509	94,677
Prepaid expenses and other current assets	9,326	13,904
Total current assets	424,660	141,935
Property, plant and equipment, net	16,693	18,107
Goodwill	244,672	227,349
Intangible assets, net	117,705	121,710
Deferred tax assets	82	82
Other non-current assets	2,185	2,151
Total assets	$805,997	$511,334
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$4,105	$3,495
Accrued expense	25,127	25,419
Income tax liabilities	540	1,277
Current portion of capital lease obligations	2,140	1,515
Contingent considerations current	1,717	1,198
Other current liabilities	3,986	1,116
Total current liabilities	37,615	34,020
Long-term debt	—	22,000
Capital lease obligations	3,106	3,447
Deferred tax liabilities	29,732	31,418
Other non-current liabilities	2,788	3,292
Contingent considerations non-current	—	462
Total liabilities	$73,241	$94,639
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 158,524 shares issued and 158,474 outstanding as of September 30, 2021; 700,000 shares authorized, 140,222 shares issued and 125,074 shares outstanding as of December 31, 2020	159	140
Preferred stock, $0.01 par value, 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2021; 61,006 shares authorized, issued, and outstanding as of December 31, 2020. Liquidation preference: $350,000 as of December 31, 2020	—	610
Additional paid-in capital	677,588	620,679
Treasury stock, at cost, 50 shares and 15,146 shares as of September 30, 2021 and December 31, 2020, respectively	(1,802)	(260,686)
Retained earnings	55,941	54,941
Accumulated other comprehensive income, net of income taxes	870	1,011
Total stockholders’ equity	732,756	416,695
Total liabilities and stockholders' equity	$805,997	$511,334

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$83,098	$61,037	$227,208	$165,276
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,435	8,998	35,929	23,963
Product development	16,359	13,087	45,658	34,324
Sales, marketing and customer support	19,539	16,728	54,653	41,880
General and administrative	14,465	10,369	58,317	29,327
Depreciation and amortization	7,492	6,087	21,989	18,167
Income from operations	11,808	5,768	10,662	17,615
Interest expense	249	858	936	2,958
Other expense, net	365	481	365	359
Income before income taxes	11,194	4,429	9,361	14,298
Income tax expense (benefit)	3,270	(1,376)	8,361	1,975
Net income	$7,924	$5,805	$1,000	$12,323
Earnings per share:
Basic	$0.05	$0.04	$0.01	$0.09
Diluted	$0.05	$0.04	$0.01	$0.08
Weighted-average common stock outstanding:
Basic	158,045	139,841	144,305	139,779
Diluted	167,045	146,554	153,547	146,843
Comprehensive income:
Net income	$7,924	$5,805	$1,000	$12,323
Other comprehensive income:
Foreign currency cumulative translation adjustment	303	410	(141)	488
Total comprehensive income	$8,227	$6,215	$859	$12,811

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	355	355
Stock-based compensation expense	—	—	—	—	—	—	4,714	—	—	4,714
Common stock issued upon exercise of stock options	871	2	—	—	—	—	2,907	—	—	2,909
Common stock issued upon vesting of restricted stock units	217	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock in connection with initial public offering	5,190	5	(61,006)	(610)	(15,146)	260,686	(260,081)	—	—	—
Issuance of common stock in connection with initial public offering	9,977	10	—	—	—	—	269,380	—	—	269,390
Issuance of common stock in connection with the private placement concurrent with the initial public offering	1,111	1	—	—	—	—	29,999	—	—	30,000
Net loss	—	—	—	—	—	—	—	(12,568)	—	(12,568)
Balance as of June 30, 2021	157,768	$158	—	$—	—	$—	$670,674	$48,017	$567	$719,416
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	303	303
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	50	(1,802)	—	—	—	(1,802)
Stock-based compensation expense	—	—	—	—	—	—	4,848	—	—	4,848
Common stock issued upon exercise of stock options	651	1	—	—	—	—	2,066	—	—	2,067
Common stock issued upon vesting of restricted stock units	105	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	7,924	—	7,924
Balance as of September 30, 2021	158,524	$159	—	$—	50	$(1,802)	$677,588	$55,941	$870	$732,756

Balance as of January 1, 2020	139,721	$140	—	$—	—	$—	$283,457	$34,488	$(67)	$318,018
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(153)	(153)
Stock-based compensation expense	—	—	—	—	—	—	802	—	—	802
Common stock issued upon exercise of stock options	32	—	—	—	—	—	70	—	—	70
Net income	—	—	—	—	—	—	—	2,440	—	2,440
Balance as of March 31, 2020	139,753	$140	—	$—	—	$—	$284,329	$36,928	$(220)	$321,177
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	231	231
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	1,140
Common stock issued upon exercise of stock options	58	—	—	—	—	—	51	—	—	51
Net income	—	—	—	—	—	—	—	4,078	—	4,078
Balance as of June 30, 2020	139,811	$140	—	$—	—	$—	$285,520	$41,006	$11	$326,677
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	410	410
Stock-based compensation	—	—	—	—	—	—	1,619	—	—	1,619
Common stock issued under employee purchase plan	61	—	—	—	—	—	423	—	—	423
Common stock issued upon exercise of stock options	44	—	—	—	—	—	263	—	—	263
Common stock issued upon vesting of restricted stock units	19	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,805	—	5,805
Balance as of September 30, 2020	139,935	$140	—	$—	—	$—	$287,825	$46,811	$421	$335,197

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Operating activities:
Net income	$1,000	$12,323
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt (recovery) expense	(1,186)	3,041
Depreciation and amortization expense	21,989	18,167
Amortization of debt issuance costs	221	211
Accretion of acquisition liabilities	—	36
Deferred taxes	(4,572)	(3,912)
Stock-based compensation expense	12,100	3,561
Interest expense (income)	130	(36)
Change in fair value of contingent consideration	57	(949)
Offering costs	21,797	1,852
Other	661	742
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	690	(11,633)
Prepaid expenses and other current assets	4,590	(3,457)
Other non-current assets	(162)	(9)
Trade payables	425	1,881
Accrued expenses	(684)	2,081
Other current liabilities	2,747	(7,143)
Other non-current liabilities	(1,369)	1,082
Net cash provided by operating activities	58,434	17,838
Investing activities:
Purchase of property, plant and equipment	(5,499)	(6,545)
Acquisition of business, net of cash acquired	(24,323)	—
Net cash (used in) investing activities	(29,822)	(6,545)
Financing activities:
Payments of long-term debt	(22,000)	(563)
Deferred payment related to Leiki acquisition	—	(2,033)
Deferred payment related to Zentrick acquisition	(50)	(50)
Payment of contingent consideration related to Zentrick acquisition	—	(601)
Proceeds from common stock issued upon exercise of stock options	5,514	383
Proceeds from common stock issued under employee purchase plan	—	425
Proceeds from issuance of common stock upon initial public offering	269,390	—
Proceeds from issuance of common stock in connection with concurrent private placement	30,000	—
Payments related to offering costs	(21,797)	(1,230)
Capital lease payments	(1,222)	(1,242)
Shares repurchased for settlement of employee tax withholdings	(1,802)	—
Net cash provided by (used in) financing activities	258,033	(4,911)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(173)	(38)
Net increase in cash, cash equivalents, and restricted cash	286,472	6,344
Cash, cash equivalents, and restricted cash - Beginning of period	33,395	11,342
Cash, cash equivalents, and restricted cash - End of period	$319,867	$17,686

Cash and cash equivalents	319,825	17,289
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	42	397
Total cash and cash equivalents and restricted cash	$319,867	$17,686
Supplemental cash flow information:
Cash paid for taxes	5,586	14,901
Cash paid for interest	580	2,692
Non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock in connection with the initial public offering	610	—
Treasury stock reissued upon the conversion of Series A preferred stock to common stock	260,686	—
Acquisition of equipment under capital lease	1,518	973
Capital assets financed by accounts payable	41	1,313
Offering costs included in accounts payable and accrued expense	—	772

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

On April 23, 2021, the Company completed an initial public offering of its common stock (“IPO”). See Footnote 12, Stockholders’ Equity.

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years then ended and the accompanying notes thereto included in the Company’s Prospectus.

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

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to: revenue recognition criteria including the determination of principal versus agent revenue considerations, income taxes, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the allowance for doubtful accounts, and assumptions used in determining the fair value of stock-based compensation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. These estimates are based on the information available as of the date of the Condensed Consolidated Financial Statements.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to accounts receivable. This guidance is effective for annual reporting periods beginning after December 15, 2022 for non-public entities, including interim periods within that reporting period. Early adoption is permitted and the update allows for a modified retrospective method of adoption. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

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

The Company intends to adopt amendment ASU No. 2018-15 on December 31, 2021 using a prospective approach. The Company is currently in the process of evaluating the impact of this standard and its adoption is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842 (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, FASB issued ASU No. 2018- 10, Codification Improvements to Topic 842, Leases, ("ASU No. 2018-10") to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018- 11, Leases: Targeted Improvements ("ASU 2018-11") to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2021 for non-public entities and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Certain amendments included in the update allows for a retrospective, modified retrospective, or prospective method of adoption. The Company is currently in the process of evaluating the impact of this standard and its adoption is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Direct or measured and purchased for Programmatic, and supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Advertiser - direct	$34,057	$27,582	$93,260	$73,476
Advertiser - programmatic	41,902	28,044	113,694	76,023
Supply-side customer	7,139	5,411	20,254	15,777
Total revenue	$83,098	$61,037	$227,208	$165,276

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $36.1 million and $44.9 million as of September 30, 2021 and December 31, 2020, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

4.    Business Combinations

Meetrics GmbH

On August 31, 2021, the Company acquired all of the outstanding stock of Meetrics GmbH (“Meetrics”). Meetrics was founded in 2008 in Berlin, Germany and is a European-based ad verification provider – offering comprehensive media quality measurement solutions across viewability, fraud, brand safety and suitability. The aggregate net cash purchase price was $24.3 million. This acquisition expands DoubleVerify’s international presence as substantially all of Meetrics’ customer base and business operations are based in Europe, the Middle East, and Africa.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$1,007
Trade receivables	948
Other assets	96
Property, plant and equipment	27
Intangible assets:
Technology	2,245
Customer relationships	7,208
Trademarks	47
Non-compete agreements	71
Total intangible assets	9,571
Goodwill	17,057
Total assets acquired	$28,706

Liabilities:
Trade payables	$145
Other current liabilities	345
Deferred tax liability	2,886
Total liabilities assumed	3,376
Total purchase consideration	$25,330
Cash acquired	(1,007)
Net cash purchase price	24,323

The acquired intangible assets of Meetrics will be amortized over their estimated useful lives. Accordingly, customer relationships will be amortized over fourteen years, developed technology will be amortized over four years, non-compete agreements will be amortized over two years, and trademarks will be amortized over one year. The total weighted-average useful life of the acquired intangible assets as of September 30, 2021 is 11.4 years. The Company recognized a deferred tax liability of $2.9 million in relation to the intangible assets acquired.

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $0.7 million included in General and Administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2021.

The goodwill associated with Meetrics includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the future generations of verification technology assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The preliminary allocations of the purchase price for Meetrics are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date.

The acquisition of Meetrics was immaterial to the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Zentrick NV

On February 15, 2019, the Company acquired all of the outstanding stock of Zentrick NV (“Zentrick”). Zentrick, headquartered in Ghent, Belgium is a digital video technology company that provides middleware solutions that increase the performance of online video advertising for brand advertisers, advertising platforms and publishers. This acquisition integrates technology into the Company’s suite of products related to advertising viewability specifically on video formats, a growing segment of the advertising market and critical for the delivery of verification services to social platforms and CTV. The aggregate purchase price consists of 1) $23.2 million paid in cash at closing, which excluded closing adjustments of approximately $0.2 million paid in April 2019 2) $0.1 million in holdback payment of which 50% was payable 12 months after the closing date, and the remaining 50% was payable 24 months after the closing date and 3) up to $17.3 million of performance-based deferred payments that comprises two components (the “Zentrick Deferred Payment Terms”). The first component has a $4.0 million maximum payment related to four milestone tranches of $1.0 million each based on achievement of certain product milestones (“technical milestones”). The second component has a total maximum payment of $13.0 million and varies based upon certain revenue targets in fiscal 2019, 2020, and 2021 (“revenue targets”).

Under the Zentrick Deferred Payment Terms, a portion of the technical milestones and revenue targets have been accounted at fair value as contingent consideration in the business combination with the remaining portion being accounted for as compensation expense under ASC 710, Compensation - General.

As of September 30, 2021, the technical milestone and revenue target components of the contingent consideration had a fair value of $1.2 million and $0.5 million, respectively, and is recorded in Contingent Considerations Current in the Condensed Consolidated Balance Sheets. There was no change in fair value in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recorded a $0.1 million unrealized loss for the change in fair value in the Condensed Consolidated Statement of Operations and Comprehensive Income. The Company recorded less than $0.1 million unrealized gain and $0.9 million unrealized gain for the change in fair value in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the technical milestone and revenue target components treated as compensation cost total $1.1 million and is included in Other Current Liabilities in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2021, there were no charges to the Condensed Consolidated Statements of Operations and Comprehensive Income. For the nine months ended September 30, 2021, less than $0.1 million was charged to the Condensed Consolidated Statements of Operations and Comprehensive Income. Less than $0.1 million and $0.2 million were charged to the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020, respectively.

5.    Goodwill and Intangible Assets

As of September 30, 2021 and December 31, 2020, the carrying value of goodwill was $244.7 million and $227.3 million, respectively. The total change in the carrying value of goodwill was primarily related to $17.1 million from the Meetrics acquisition. The remaining change in goodwill was deemed immaterial.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	11,736	(3,200)	8,536	11,690	(2,562)	9,128
Customer relationships	109,301	(34,194)	75,107	102,220	(27,720)	74,500
Developed technology	65,599	(31,604)	33,995	63,210	(25,128)	38,082
Non-compete agreements	69	(2)	67	—	—	—
Total intangible assets	$186,705	$(69,000)	$117,705	$177,120	$(55,410)	$121,710

Amortization expense for the three months ended September 30, 2021 and September 30, 2020 is $4.6 million and $4.4 million, respectively. Amortization expense related to intangible assets amounted to $13.5 million and $13.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Estimated future expected amortization expense of intangible assets as of September 30, 2021 is as follows:

(in thousands)
2021	$4,755
2022	19,001
2023	18,929
2024	17,303
2025	15,146
2026	10,283
Thereafter	32,288
Total	$117,705

The weighted-average remaining useful life by major asset classes as of September 30, 2021 is as follows:

(In years)
Trademarks and brands	11
Customer relationships	8
Developed technology	4
Non-compete agreements	2

There were no impairments identified during the nine months ended September 30, 2021 or September 30, 2020.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under capital lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Computers and peripheral equipment	$16,738	$14,577
Office furniture and equipment	1,104	1,124
Leasehold improvements	9,315	9,267
Capitalized software development costs	13,236	8,382
Less accumulated depreciation and amortization	(23,700)	(15,243)
Total property, plant and equipment, net	$16,693	$18,107

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

For the three months ended September 30, 2021 and 2020, total depreciation expense was $2.9 million and $1.6 million, respectively. For the nine months ended September 30, 2021 and 2020, total depreciation expense was $8.5 million and $4.7 million, respectively.

Property and equipment financed through capital lease obligations, consisting of computer equipment, totaled $12.3 million and $10.7 million on September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, accumulated depreciation related to property and equipment financed through capital leases totaled $9.4 million and $7.6 million, respectively. Refer to Note 13, Commitments and Contingencies.

7.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of September 30, 2021
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$11,725	—	—	11,725
Liabilities:
Contingent consideration current	—	—	1,717	1,717
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$1,717	$1,717

	As of December 31, 2020
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$2,474	$—	$—	$2,474
Liabilities:
Contingent consideration current	—	—	1,198	1,198
Contingent consideration non-current	—	—	462	462
Total contingent consideration	$—	$—	$1,660	$1,660

Cash equivalents consisting of money market funds of $11.7 million and money market funds and time deposits of $2.5 million as of September 30, 2021 and December 31, 2020, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs as of September 30, 2021 is as follows:

(in thousands)
Balance at January 1, 2021	$1,660
Fair value adjustments	57
Payments during the year	—
Balance at September 30, 2021	$1,717

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

8.     Long-term Debt

On October 1, 2020, DoubleVerify Inc., as borrower (the “Borrower”), and MidCo, as guarantor, entered into an amendment and restatement agreement with the banks and other financial institutions party thereto, as lenders, and Capital One, National Association, as administrative agent, letter of credit issuer and swing lender, and others, to (i) amend and restate the Prior Credit Agreement as defined in the Prospectus (the Prior Credit Agreement, as amended and restated on October 1, 2020, the “Credit Agreement”) and (ii) replace the Prior Credit Facilities (as defined in the Prospectus) with a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150.0 million (with a letter of credit facility of up to $15.0 million as a sublimit). Subject to certain terms and conditions, the Borrower is entitled to request additional term loan facilities or increases in the revolving credit commitments under the New Revolving Credit Facility. The New Revolving Credit Facility is payable in quarterly installments for interest, with the principal balance due in full at maturity on October 1, 2025. Additional fees paid quarterly include fees for the unused revolving facility and unused letter of credit. The commitment fee on any unused balance is payable periodically and may range from 0.25% to 0.40% based upon the total net leverage ratio. The New Revolving Credit Facility bears interest at LIBOR plus 2.25%, which may vary from time to time based on the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement.

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

As of September 30, 2021, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower is in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2021.

On April 30, 2021 the Company used a portion of the proceeds from the IPO and the concurrent private placement to pay the outstanding balance. As of September 30, 2021 and December 31, 2020, there was $0 outstanding and $22.0 million outstanding under the New Revolving Credit Facility, respectively.

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

During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $3.3 million and $8.4 million, respectively, resulting in an effective tax rate of 29.2% and 89.3%, which includes an annualized effective tax provision of $3.3 million and $2.7 million (representing an effective tax rate of 29.2% and 29.1%) and discrete items relating primarily to transaction costs and state tax refunds of $0 and $5.6 million (representing an effective tax rate of 0.0% and 60.2%), respectively. During the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $1.4 million and an income tax provision of $2.0 million, respectively, resulting in an effective tax rate of (31.1%) and 13.8%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of differing treatment of transaction costs between book and tax, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

The COVID-19 (as defined herein) pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s income tax provision for the three and nine months ended September 30, 2021.

A valuation allowance has been established against a non-material amount of certain net foreign deferred tax assets and US tax loss carryforward. All other net deferred tax assets have been determined to be more likely than not realizable.

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

On August 31, 2021, the Company acquired all of the outstanding stock of Meetrics, a German corporation, in a sale treated as a non-taxable event at the corporate level. The Company has calculated a preliminary tax basis balance sheet and deferred tax impact of the acquisition. The Company has recorded a deferred tax liability of $2.9 million relating to varying tax and book basis differences of intangible assets and goodwill.

In addition, Meetrics maintains net operating loss carryforwards of approximately $5.0 million through December 31, 2020. Based on a preliminary review of all positive and negative evidence, it appears to not be more likely than not that Meetrics will be able to utilize these loss carryforwards. Therefore, a deferred tax asset of $1.5 million has been recorded, which is fully offset by a valuation allowance.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

10.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator:
Net Income (basic and diluted)	$7,924	$5,805	$1,000	$12,323
Denominator:
Weighted-average common shares outstanding	158,045	139,841	144,305	139,779
Dilutive effect of share-based awards	9,000	6,713	9,242	7,064
Weighted-average dilutive shares outstanding	167,045	146,554	153,547	146,843
Basic earnings per share	$0.05	$0.04	$0.01	$0.09
Diluted earnings per share	$0.05	$0.04	$0.01	$0.08

Approximately 4.6 million, and 4.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2021, respectively, because they were antidilutive. Approximately 9.2 million, and 7.5 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2020, respectively, because they were also antidilutive.

11.   Stock-Based Compensation

Employee Equity Incentive Plan

On September 20, 2017, the Company established its 2017 Omnibus Equity Incentive Program (the “2017 Plan”) which provides for the granting of equity based awards to certain employees, directors, independent contractors, consultants and agents. Under the 2017 Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock units, and other stock-based awards for up to 22,182 shares of common stock.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

A summary of stock option activity as of and for the nine months ended September 30, 2021 and December 31, 2020 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2020	14,713	$4.47	7.79	$181,914
Options granted	1,707	30.95	—	—
Options exercised	(1,710)	3.28	—	—
Options forfeited	(271)	7.15	—	—
Outstanding as of September 30, 2021	14,439	$7.70	7.41	$383,974
Options expected to vest as of September 30, 2021	4,136	$16.20	8.90	$75,637
Options exercisable as of September 30, 2021	6,404	$3.68	6.70	$195,205

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2021. As of September 30, 2021, 3,433 market-based and performance-based awards were outstanding. As of September 30, 2021, the Company did not consider the performance condition to be probable and did not recognize any expense associated with these options.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $12.85 and $2.40, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $50.5 million and $0.5 million, respectively.

The fair market value of each option granted during the nine months ended September 30, 2021 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2021
Risk - free interest rate (percentage)	0.6. - 1.1
Expected term (years)	5.9 - 6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	42.1 - 43.6

The Company’s board of directors (the “Board”) did not declare or pay dividends of the Company’s common or preferred stock during the nine months ended September 30, 2021 or during the nine months ended September 30, 2020.

A summary of restricted stock unit activity as of and for the nine months ended September 30, 2021 and December 31, 2020 is as follows:

	Restricted Stock
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2020	1,261	$7.74
Granted	1,720	30.88
Vested	(322)	8.97
Forfeited	(4)	35.54
Outstanding as of September 30, 2021	2,655	$22.54
Expected to vest as of September 30, 2021	2,330

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

The total grant date fair value of restricted stock units that vested during the nine months ended September 30, 2021 was $2.9 million.

As of September 30, 2021, unrecognized stock-based compensation expense was $68.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Product development	$1,239	$212	$1,953	$465
Sales, marketing and customer support	1,423	305	3,743	869
General and administrative	2,186	1,102	6,404	2,227
Total stock-based compensation	$4,848	$1,619	$12,100	$3,561

Employee Stock Purchase Plan

In March 2021, the Board approved the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), and employees became eligible to enroll in August 2021. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended.

The Company reserved 3,000 shares of common stock for sale under the ESPP. The share reserve increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) one percent (1%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the Board.

Purchases are accomplished through participation in discrete offering periods. Currently, the ESPP is available only to U.S. based employees; the Company is reviewing offering the ESPP program to employees in non-U.S. jurisdictions. The first offering and purchase period began on September 1, 2021 and will end on November 30, 2021. The Company expects the program to continue consecutively for six-month offering periods (commencing on December 1, 2021) for the foreseeable future.

Under the ESPP, eligible employees are able to acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Company employees in the United States generally are eligible to participate in the ESPP if they are a full-time employee and have completed six months of continuous service with the Company as of the last day of the enrollment period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their compensation, up to a $25 annual contribution limit. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the applicable offering period. An employee’s participation automatically ends upon termination of employment for any reason. A participant may cancel enrollment or lower their contributions once during an offering period, but no later than 30 days before the end of an offering period. Upon the termination of an employee’s participation in the ESPP, payroll deductions will be stopped and refunded.

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. The ESPP also has a six-month holding period after the purchase date of the offering period. Stock-based compensation expense related to ESPP totaled less than $0.1 million for the three and nine months ended September 30, 2021.

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

On April 23, 2021, the Company completed its IPO in which the Company issued and sold 9,977 shares of common stock at a public offering price of $27.00 per share, which included the full exercise of the underwriters’ option to purchase 1,350 additional shares of common stock. The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company incurred offering costs of approximately $26.8 million for the concurrent private placement and IPO, of which $0 and $21.8 million were included in General and Administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2021, respectively. The IPO offering also included 5,356 shares sold by Providence VII U.S. Holdings L.P. (“Providence”) and other existing stockholders, which included the full exercise of the underwriters’ option to purchase 650 additional shares from Providence, in which the Company did not receive any proceeds from the shares sold.

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

13.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of September 30, 2021 and December 31, 2020 were as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Vendor payments	$5,254	$3,896
Employee commissions and bonuses	8,372	11,344
Payroll and other employee related expense	8,810	6,957
401k and pension expense	1,459	1,358
Other taxes	1,232	1,864
Total accrued expense	$25,127	$25,419

Operating Leases

The Company and its subsidiaries have entered into operating lease agreements for certain of its office space and data centers. The offices are located in the United States, Israel, Belgium, Finland, France, Japan, Singapore, the United Kingdom, Germany, Poland and the United Arab Emirates. The data centers are premises used to house computing and networking equipment. The data centers are located in the United States, Netherlands, Germany and Singapore.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Amounts in thousands, except per share data, unless otherwise stated)

For the three months ended September 30, 2021 and September 30, 2020, office and data center rent expense was $1.5 million and $1.8 million, respectively. For the nine months ended September 30, 2021 and September 30, 2020, office and data center rent expense was $3.9 million and $5.3 million, respectively.

For the three and nine months ended September 30, 2021, the Company recorded expense of $0.8 million in General and Administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income upon triggering the recognition of a cease-use liability related to unoccupied leased office space; whereby, the Company no longer receives any economic benefit from the rights conveyed by the lease. The cease-use liability was determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease as required by ASC 420, Exit or Disposal Cost Obligations.

Future minimum lease obligations are as follows:

Year Ending
(in thousands)	December 31,
2021(for remaining three months)	$1,550
2022	5,347
2023	4,880
2024	1,015
2025	981
2026	368
Thereafter	76
$14,217

Capital Leases

As of September 30, 2021, the Company had seven lease agreements for certain equipment which provide for the transfer of ownership at the end of the lease term or are for underlying assets that will have an insignificant fair value at the end of the lease term. The Company has classified these agreements as capital leases and recognized the corresponding assets and liabilities within the Condensed Consolidated Balance Sheet.

The following is a schedule of future minimum lease payments under these agreements (including interest) as of September 30, 2021.

Year Ending
(in thousands)	December 31,
2021 (for remaining three months)	$674
2022	2,144
2023	1,937
2024	598
2025	170
Total	5,523
Less: Amount representing interest	(277)
Present Value of net minimum capital lease payments	$5,246

Capital leases short term	$2,140
Capital leases long term	3,106
Total	$5,246

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

With respect to potential payments due related to the Zentrick acquisition, discussed in Footnote 4, Business Combinations, the Company and the Zentrick selling stockholders are currently in discussions to negotiate the early termination of the Zentrick Deferred Payment Terms and resolution of the contingent payments due for both the technical milestones and revenue targets. The Company believes the total of approximately $2.8 million for these potential payments reflected in the Condensed Consolidated Balance Sheet as contingent consideration current and other current liabilities reflect the Company’s estimated obligations under the stock purchase agreement entered into in connection with the transaction, as of September 30, 2021. In efforts to terminate early the Zentrick Deferred Payment Terms, the Company believes payment between $2.8 million and $5.5 million is possible, with no amount within the range being a better estimate than the amount recorded on the Condensed Consolidated Balance Sheets.

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

15.   Subsequent Events

On October 6, 2021, the Company approved 13 restricted stock units to be granted under the 2021 Equity Plan.

On October 27, 2021, the Company approved 11 stock options and 36 restricted stock units to be granted to employees under the 2021 Equity Plan.

On November 9, 2021, the Company announced an agreement to acquire Outrigger Media, Inc. d/b/a OpenSlate (“OpenSlate”) for $150 million, consisting of $125 million in cash and $25 million in DoubleVerify common stock. OpenSlate is a leading independent pre-campaign contextual targeting platform for social video and CTV. OpenSlate’s technology provides insight into the nature and quality of ad-supported content on large, video-driven social platforms, such as Facebook, TikTok and YouTube.

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

For the three months ended September 30, 2021 and September 30, 2020, we generated 91% and 91% of our revenue, respectively, from advertiser customers. For the nine months ended September 30, 2021 and September 30, 2020, we generated 91% and 90% of our revenue, respectively, from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For the three months ended September 30, 2021 and September 30, 2020, 9% and 9% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory. For the nine months ended September 30, 2021 and September 30, 2020, 9% and 10% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory.  We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) has evolved into a worldwide pandemic. We modified operations in line with our business continuity plans. While our facilities generally remain open, we are making extensive use of the work-from-home model at the moment. While COVID-19 has not had a significant impact on our results from operations to date, to the extent that demand for digital advertising declines, our results and financial condition may be materially and adversely impacted. Management is reviewing operations on a daily basis and there have been minimal interruptions in our customer facing operations to date.

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended September 30, 2021, we generated growth of 36% in total revenue as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated growth of 37% in total revenue as compared to the nine months ended September 30, 2020. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2021. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

While the impact on our business has been limited to date, the pandemic has resulted in market and supply chain disruptions and a global economic slowdown. In the third quarter of 2021, we saw ad spend for certain categories continue to be impacted, including consumer packaged goods and auto, in part due to global supply chain disruptions. The duration of the pandemic is highly uncertain and cannot be predicted and may materially impact our results of operations and financial condition.  See “Risk Factors—Risks Relating to Our Business—Economic downturns and unstable market conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations” in our Prospectus.

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

For the three months ended September 30, 2021 and 2020, we generated 91% and 91%, respectively, of our revenue from advertiser customers. For the nine months ended September 30, 2021 and 2020, we generated 91% and 90%, respectively, of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Advertiser Direct revenue. Advertisers can also purchase our services through programmatic platforms to evaluate the quality of ad inventories before they are purchased, which we track as Advertiser Programmatic revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended September 30, 2021 and 2020, we generated 9% and 9%, respectively, of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-Side revenue. For the nine months ended September 30, 2021 and 2020, Supply-Side revenue comprised 9% and 10% of revenue, respectively. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and certain customers having tiered pricing when guarantees are met. We recognize revenue ratably over the contract term beginning on the date our product is made available to them, which typically begins on the commencement date of each contract.

The following table disaggregates revenue between advertiser customers (on both a direct and programmatic basis) and supply-side customers.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Advertiser - direct	$34,057	$27,582	$6,475	23%	$93,260	$73,476	$19,784	27%
Advertiser - programmatic	41,902	28,044	13,858	49	113,694	76,023	37,671	50
Supply-side customer	7,139	5,411	1,728	32	20,254	15,777	4,477	28
Total revenue	$83,098	$61,037	$22,061	36%	$227,208	$165,276	$61,932	37%

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

Interest expense.  Interest expense for the nine months ended September 30, 2021 and September 30, 2020 consists primarily of interest on our outstanding balances under the Prior Credit Facilities and the New Revolving Credit Facility, and also includes debt issuance costs. On October 1, 2020, we entered into the New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020

The following table shows our condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%	2021	2020	$	%

	(In Thousands)				(In Thousands)
Revenue	$83,098	$61,037	$22,061	36%	$227,208	$165,276	$61,932	37%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,435	8,998	4,437	49	35,929	23,963	11,966	50
Product development	16,359	13,087	3,272	25	45,658	34,324	11,334	33
Sales, marketing and customer support	19,539	16,728	2,811	17	54,653	41,880	12,773	30
General and administrative	14,465	10,369	4,096	40	58,317	29,327	28,990	99
Depreciation and amortization	7,492	6,087	1,405	23	21,989	18,167	3,822	21
Income from operations	11,808	5,768	6,040	105	10,662	17,615	(6,953)	(39)
Interest expense	249	858	(609)	(71)	936	2,958	(2,022)	(68)
Other expense, net	365	481	(116)	(24)	365	359	6	2
Income before income taxes	11,194	4,429	6,765	153	9,361	14,298	(4,937)	(35)
Income tax expense (benefit)	3,270	(1,376)	4,646	(338)	8,361	1,975	6,386	323
Net income	$7,924	$5,805	$2,119	37%	$1,000	$12,323	$(11,323)	(92)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16	15	16	14
Product development	20	21	20	21
Sales, marketing and customer support	24	27	24	25
General and administrative	17	17	26	18
Depreciation and amortization	9	10	10	11
Income from operations	14	9	5	11
Interest expense	—	1	—	2
Other expense, net	—	1	—	—
Income before income taxes	13	7	4	9
Income tax expense (benefit)	4	(2)	4	1
Net income	10%	10%	—%	7%

Revenue

Total revenue increased by $22.1 million, or 36%, from $61.0 million in the three months ended September 30, 2020 to $83.1 million in the three months ended September 30, 2021. Total revenue increased by $61.9 million, or 37%, from $165.3 million in the nine months ended September 30, 2020 to $227.2 million in the nine months ended September 30, 2021.

Advertiser Direct revenue grew $6.5 million, or 23%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, driven primarily by growth of 41% in Media Transactions Measured for CTV and 83% in Media Transactions Measured for social channels. Advertiser Direct revenue grew $19.8 million, or 27%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven primarily by growth of 65% in Media Transactions Measured for CTV and 91% in Media Transactions Measured for social channels.

 Advertiser Programmatic revenue grew $13.9 million, or 49%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, driven primarily by continued adoption of our premium-priced Authentic Brand Suitability solution. Advertiser Programmatic revenue grew $37.7 million, or 50%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, driven primarily by continued adoption of our premium-priced Authentic Brand Suitability solution.  As previously disclosed in the Prospectus, we made a concession of $4.6 million to a Demand-Side-Platform partner which reduced Advertiser Programmatic revenue for amounts that were incorrectly billed by the partner and remitted to us in the period from January 2018 through December 2019. This concession was recorded in the third quarter of 2020.

 Supply-Side revenue grew $1.7 million, or 32%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily driven by increased uptake of our solutions from our platform and publisher customers. Supply-Side revenue grew $4.5 million, or 28%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by increased uptake of our solutions from our platform and publisher customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $4.4 million, or 49%, from $9.0 million in the three months ended September 30, 2020 to $13.4 million in the three months ended September 30, 2021. The increase was primarily due to higher partner costs from revenue-sharing arrangements with our Advertiser Programmatic partners, as well as higher software and other technology costs to support our increased volumes. Cost of revenue increased by $12.0 million, or 50%, from $24.0 million in the nine months ended September 30, 2020 to $35.9 million in the nine months ended September 30, 2021. The increase was primarily due to higher partner costs from revenue-sharing arrangements with our Advertiser Programmatic partners, as well as higher software and other technology costs to support our increased volumes.

Product Development Expenses

Product development expenses increased by $3.3 million, or 25%, from $13.1 million in the three months ended September 30, 2020 to $16.4 million in the three months ended September 30, 2021. The increase was primarily due to an increase in personnel costs of $1.7 million, which reflects our continued hiring of resources to support our product-development efforts, and $1.0 million of additional stock-based compensation expense. Product development expenses increased by $11.3 million, or 33%, from $34.3 million in the nine months ended September 30, 2020 to $45.7 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in personnel costs of $8.6 million, which reflects our continued hiring of resources to support our product-development efforts, in addition to $1.5 million of stock-based compensation expenses, $0.5 million of higher office expenses and $0.6 million of higher software expenses.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $2.8 million, or 17%, from $16.7 million in the three months ended September 30, 2020 to $19.5 million in the three months ended September 30, 2021. The increase was primarily due to an increase in personnel costs, including sales commissions, of $1.5 million to support our sales efforts, grow market presence in international markets, drive continued expansion with our existing customers, and support existing and new customers in addition to $1.1 million of higher stock-based compensation expense. Sales, marketing and customer support expenses increased by $12.8 million, or 30%, from $41.9 million in the nine months ended September 30, 2020 to $54.7 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in personnel costs, including sales commissions, of $11.2 million to support our sales efforts, grow market presence in international markets, drive continued expansion with our existing customers, and support existing and new customers, in addition to increased stock-based compensation expenses of $2.9 million.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, or 40%, from $10.4 million in the three months ended September 30, 2020 to $14.5 million in the three months ended September 30, 2021. The increase was primarily due to an increase in compensation expenses of $2.0 million, an increase in stock-based compensation expenses of $1.1 million, and an increase in professional fees of $1.3 million. This was partially offset by a decrease of $1.5 million in Other operating expenses, comprised primarily of a reversal of bad debt expense of $1.4 million. General and administrative expenses increased by $29.0 million, or 99%, from $29.3 million in the nine months ended September 30, 2020 to $58.3 million in the nine months ended September 30, 2021. The increase was primarily due to $20.0 million of higher transaction costs associated with the preparation and completion of the Company’s IPO, as well as an increase in compensation expenses of $7.6 million and an increase in stock-based compensation expenses of $4.2 million. This was partially offset by a reduction of $2.7 million in other general and administrative expenses, which was comprised primarily of a reversal in bad debt expense of $1.2 million.

Depreciation and Amortization

Depreciation and amortization increased by $1.4 million, or 23%, from $6.1 million in the three months ended September 30, 2020 to $7.5 million in the three months ended September 30, 2021. The increase was primarily due to an increase in depreciation related to capital expenditures. Depreciation and amortization increased by $3.8 million, or 21%, from $18.2 million in the nine months ended September 30, 2020 to $22.0 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in depreciation related to capital expenditures.

Interest Expense

Interest expense is mainly related to our Prior Credit Facilities and New Revolving Credit Facility, which carry a variable interest rate. Interest expense decreased by $0.6 million, from $0.9 million in the three months ended September 30, 2020 to $0.3 million in the three months ended September 30, 2021. The decrease was attributable to a reduction in outstanding debt. Interest expense decreased by $2.0 million, from $3.0 million in the nine months ended September 30, 2020 to $0.9 million in the nine months ended September 30, 2021. The decrease was attributable to a reduction in outstanding debt.

Other Expense, Net

Other expense decreased by $0.1 million, from a loss of $0.5 million in the three months ended September 30, 2020 to a loss of $0.4 million in the three months ended September 30, 2021, primarily due to changes in exchange rates. Other income decreased by less than $0.1 million, from a loss of $0.4 million in the nine months ended September 30, 2020 to a loss of $0.4 million in the nine months ended September 30, 2021, primarily due to a decrease in realized gains for changes in fair value related to contingent payments from our acquisition of Zentrick NV in February 2019, partially offset by changes in exchange rates.

Income Tax Expense (Benefit)

Income tax benefit decreased by $4.6 million from $1.4 million in the three months ended September 30, 2020 to a loss of $3.3 million in the three months ended September 30, 2021. The decrease was primarily due to an increase in pre-tax income, after taking into account permanent book to tax income adjustments. The only material adjustment during these periods relate to Research and Development tax credits during the three months ended September 30, 2020. Income tax expense grew by $6.4 million from $2.0 million in the nine months ended September 30, 2020 to $8.4 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in pre-tax income, after taking into account permanent book to tax income adjustments. The most material of these adjustments during these periods relate to Research and Development tax credits and the adding back of non-deductible transaction costs for tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In Thousands)		(In Thousands)
Net income	$7,924	$5,805	$1,000	$12,323
Net income margin	10%	10%	0%	7%
Depreciation and amortization	7,492	6,087	21,989	18,167
Stock-based compensation	4,848	1,619	12,100	3,561
Interest expense	249	858	936	2,958
Income tax expense (benefit)	3,270	(1,376)	8,361	1,975
M&A costs (recoveries) (a)	1,079	(25)	1,128	198
Offering costs and IPO readiness costs (b)	318	768	22,465	2,995
Other costs (c)	878	307	987	3,031
Other expense (d)	365	481	365	359
Adjusted EBITDA	$26,423	$14,524	$69,331	$45,567
Adjusted EBITDA margin	32%	24%	31%	28%

(a)	M&A costs (recoveries) for the three and nine months ended September 30, 2021 consist of transaction costs related to the acquisition of Meetrics and other deferred compensation costs related to acquisitions. M&A costs for the three and nine months ended September 30, 2020 consist of deferred compensation costs related to acquisitions.
(b)	Offering costs and IPO readiness costs for the three and nine months ended September 30, 2021 and 2020 consist of third-party costs incurred in preparation and completion for our IPO and other transaction related expenses.
(c)	Other costs for the three and nine months ended September 30, 2021 consist of reimbursements paid to Providence for costs incurred prior to the IPO date and non-recurring recognition of a cease-use liability related to unoccupied leased office space. For the three and nine months ended September 30, 2020, other costs include reimbursements paid to Providence as well as costs related to the departure of our former Chief Executive Officer, and third-party costs incurred in response to investigating and remediating certain IT/cybersecurity matters that occurred in March 2020.
(d)	Other expense for the three and nine months ended September 30, 2021 and 2020 consists of changes in fair value associated with contingent considerations and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2021, we had cash of $319.8 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $67.2 million.

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

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO and the concurrent private placement. Following the payment and as of September 30, 2021, DoubleVerify Inc. has no outstanding variable rate indebtedness and has $150 million of availability under the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by substantially all of our assets (subject to customary exceptions) and contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. is in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(In Thousands)
Cash flows provided by operating activities	$58,434	$17,838
Cash flows (used in) investing activities	(29,822)	(6,545)
Cash flows provided by (used in) financing activities	258,033	(4,911)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(173)	(38)
Increase in cash, cash equivalents, and restricted cash	$286,472	$6,344

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

For the nine months ended September 30, 2021, cash provided by operating activities was $58.4 million, attributable to net income of $1.0 million, adjusted for non-cash charges of $51.2 million and $6.2 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $22.0 million in depreciation and amortization, $21.8 million of offering costs, and $12.1 million in stock-based compensation.

For the nine months ended September 30, 2020, cash provided by operating activities was $17.8 million, attributable to net income of $12.3 million, adjusted for non-cash charges of $22.7 million and net cash outflows of $17.2 million provided by changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.2 million in depreciation and amortization, $3.0 million in bad debt expense, and $3.6 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a decrease in trade payables, accrued expenses, and other liabilities of $2.1 million and an increase of $15.1 million in trade receivables and prepaid assets.

Investing Activities

For the nine months ended September 30, 2021, cash used in investing activities of $29.8 million was attributable to the acquisition of Meetrics, purchases of property, plant and equipment, and capitalized software development costs. For the nine months ended September 30, 2020, cash used in investing activities of $6.5 million was attributable to purchases of property, plant and equipment and capitalized software development costs.

Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities of $258.0 million was primarily due to $299.4 million of proceeds from the IPO and concurrent private placement and stock option exercises of $5.5 million, partially offset by $22.0 million of debt repayment and $21.8 million of offering costs. For the nine months ended September 30, 2020, cash used for financing activities of $4.9 million was primarily due to $1.2 million of offering costs, $2.0 million of acquisition related deferred payments, and $1.2 million of capital lease payments.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2021 have not materially changed from those discussed in the Prospectus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. However, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Not applicable.

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

On August 31, 2021, we used a portion of the net proceeds from the IPO and concurrent private placement to purchase all of the outstanding stock of Meetrics for $25.3 million.

There has been no material change in the planned use of the IPO net proceeds as described in the Prospectus.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

PART II — OTHER INFORMATION

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

Date: November 9, 2021

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)