Form 10-Q
period 2022-03-31
DoubleVerify Holdings, Inc.
filed 2022-05-10
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 02, 2022, there were 163,503,295 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K, dated December 31, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Section 13 or 15(d) under the Securities Act, on March 8, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2022	December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$211,600	$221,591
Trade receivables, net of allowances for doubtful accounts of $7,315 and $6,527 as of March 31, 2022 and December 31, 2021, respectively	134,030	122,938
Prepaid expenses and other current assets	24,979	23,295
Total current assets	370,609	367,824
Property, plant and equipment, net	19,152	17,575
Operating lease right-of-use assets, net	76,825	—
Goodwill	342,666	350,560
Intangible assets, net	154,512	153,395
Deferred tax assets	60	60
Other non-current assets	1,859	2,780
Total assets	$965,683	$892,194
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$3,821	$3,853
Accrued expense	26,190	41,456
Operating lease liabilities, current	4,909	—
Income tax liabilities	996	1,321
Current portion of finance lease obligations	2,027	1,970
Contingent considerations, current	—	1,717
Other current liabilities	6,745	6,716
Total current liabilities	44,688	57,033
Operating lease liabilities, non-current	74,334	—
Finance lease obligations	2,043	2,579
Deferred tax liabilities	28,291	30,307
Other non-current liabilities	2,638	3,209
Total liabilities	$151,994	$93,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 163,118 shares issued and 163,027 outstanding as of March 31, 2022; 1,000,000 shares authorized, 162,347 shares issued and 162,297 shares outstanding as of December 31, 2021	163	162
Additional paid-in capital	729,899	717,228
Treasury stock, at cost, 91 shares and 50 shares as of March 31, 2022 and December 31, 2021, respectively	(2,860)	(1,802)
Retained earnings	88,828	84,249
Accumulated other comprehensive loss, net of income taxes	(2,341)	(771)
Total stockholders’ equity	813,689	799,066
Total liabilities and stockholders' equity	$965,683	$892,194

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$96,723	$67,586
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,877	10,203
Product development	21,588	14,179
Sales, marketing and customer support	26,684	15,534
General and administrative	19,675	11,835
Depreciation and amortization	9,040	7,057
Income from operations	2,859	8,778
Interest expense	232	390
Other expense (income), net	46	(49)
Income before income taxes	2,581	8,437
Income tax (benefit) expense	(1,998)	2,793
Net income	$4,579	$5,644
Earnings per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.04
Weighted-average common stock outstanding:
Basic	162,612	125,112
Diluted	170,439	133,578
Comprehensive income:
Net income	$4,579	$5,644
Other comprehensive income:
Foreign currency cumulative translation adjustment	(1,570)	(799)
Total comprehensive income	$3,009	$4,845

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2022	162,347	$162	—	$—	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	—	$—	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689

Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$4,579	$5,644
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense (recovery)	1,079	(390)
Depreciation and amortization expense	9,040	7,057
Amortization of debt issuance costs	74	74
Non-cash lease expense	2,002	—
Deferred taxes	(2,016)	(1,328)
Stock-based compensation expense	10,994	2,538
Interest (income) expense	(14)	66
Loss on disposal of fixed assets	471	—
Offering costs	—	3,073
Other	(150)	(68)
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	(12,224)	7,803
Prepaid expenses and other assets	(2,332)	1,742
Trade payables	2	(524)
Accrued expenses and other liabilities	(13,754)	(6,223)
Net cash (used in) provided by operating activities	(2,249)	19,464
Investing activities:
Purchase of property, plant and equipment	(4,759)	(1,915)
Net cash (used in) investing activities	(4,759)	(1,915)
Financing activities:
Payment of contingent consideration related to Zentrick acquisition	(3,247)	—
Proceeds from common stock issued upon exercise of stock options	1,678	538
Payments related to offering costs	(6)	(1,181)
Finance lease payments	(480)	(235)
Shares repurchased for settlement of employee tax withholdings	(1,058)	—
Net cash (used in) financing activities	(3,113)	(878)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	131	(209)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,990)	16,462
Cash, cash equivalents, and restricted cash - Beginning of period	221,725	33,395
Cash, cash equivalents, and restricted cash - End of period	$211,735	$49,857

Cash and cash equivalents	211,600	49,815
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	135	42
Total cash and cash equivalents and restricted cash	$211,735	$49,857
Supplemental cash flow information:
Cash paid for taxes	948	1,045
Cash paid for interest	244	147
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	79,563	—
Acquisition of equipment under finance lease	—	1,518
Offering costs included in accounts payable and accrued expense	—	1,889

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

The Company was incorporated on August 16, 2017, is registered in the state of Delaware and is the parent company of DoubleVerify Midco, Inc. (“MidCo”), which is in turn the parent company of DoubleVerify Inc. On August 18, 2017, DoubleVerify Inc. entered into an agreement and plan of merger (the “Agreement”), whereby the Company and Pixel Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, agreed to provide for the merger of the Merger Sub with DoubleVerify Inc. pursuant to the terms and conditions of the Agreement.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

In the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, the Company changed the presentation in describing the changes in operating assets and liabilities by combining the lines for Accrued expenses, Other current liabilities, and Other non-current liabilities into a single line item. The Company further combined Prepaid expenses and other current assets and Other non-current assets into a single line item. Both the original and new presentations are in accordance with the applicable financial reporting framework and the change was applied retrospectively solely to enhance the comparability with the current Condensed Consolidated Statements of Cash Flows.

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

Recently Adopted Accounting Pronouncements

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ("ASU No. 2018-10”) to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. The FASB also issued ASU No. 2018-11, Leases: Targeted Improvements ("ASU 2018-11") to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers an option to not separate non-lease components from the associated lease components when certain criteria are met.

The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2021, for non-public entities and interim periods within fiscal years beginning after December 15, 2022, and allow for modified retrospective adoption with early adoption permitted. The Company adopted the amendments on January 1, 2022 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. There was no impact to retained earnings upon the adoption of ASC 842. As a result of the adoption, the Company did not reassess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the ROU assets at the adoption date. Additionally, the Company did not separate lease components from non-lease components for the specified asset classes. Furthermore, the Company did not apply the recognition requirements under ASC 842 to short-term leases, generally defined as a lease term of less than one year.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Company has operating and financing leases for corporate offices, data centers, and certain equipment. The leases have remaining lease terms ranging from less than one year to seventeen years, some of which include the options to extend the leases, and some of which include the options to terminate the leases. As of March 31, 2022, extension and termination options have not been considered in the calculation of the ROU assets and lease liabilities as the Company determined it was not reasonably certain that it will exercise those options.

The Company determines if an arrangement is a lease at inception and does not recognize a lease with a term shorter than 12 months. An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are to be recognized at commencement date based on the present value of lease payments not yet paid over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments not yet paid. The incremental borrowing rate for United States dollar denominated leases was calculated by considering current market yields and the Company’s existing debt rates to determine a yield. In order to assess a premium or discount for the lease tenor and develop an incremental borrowing rate curve, the analysis compared the Company’s existing debt yield to the appropriate market yield curve corresponding to the Company’s secured rating. The curve one notch higher was used as the incremental borrowing rate focuses on secured borrowing rates, which tend to carry higher credit ratings when issued. The corporate yield curve was adjusted based on the Company’s implied incremental borrowing rate premium or discount at each tenor to reach a concluded incremental borrowing rate curve. Using the calculated United States dollar incremental borrowing rate, the international incremental borrowing rates were determined by adjusting for specific country risk.

The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in Operating lease right-of-use assets, net, and Operating lease liabilities, current and noncurrent, within the accompanying Condensed Consolidated Balance Sheets. Finance leases, formerly known as (“f/k/a”) Capital leases, are included in Property, plant and equipment, net, Current portion of finance lease obligations, and Finance lease obligations within the accompanying Condensed Consolidated Balance Sheets. Refer to Note 7, Leases, for further information.

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

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement (f/k/a Advertiser – direct) or measured and purchased for Activation (f/k/a Advertiser – programmatic) and supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Measurement (f/k/a Advertiser - direct)	$33,834	$27,541
Activation (f/k/a Advertiser - programmatic)	53,031	33,912
Supply-side customer	9,858	6,133
Total revenue	$96,723	$67,586

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $39.7 million and $55.7 million as of March 31, 2022 and December 31, 2021, respectively.

4.    Business Combinations

OpenSlate

On November 22, 2021, the Company acquired all of the outstanding stock of Outrigger Media, Inc. (d/b/a “OpenSlate”), a leading independent pre-campaign contextual targeting platform for social video and CTV for a total purchase price of $148.2 million, net of cash acquired, which includes working capital adjustments of $0.8 million recorded during the three months ended March 31, 2022.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. During the three months ended March 31, 2022, the Company has recognized measurement period adjustments to the purchase consideration and the allocation of the fair value of certain assets and liabilities assumed as a result of further refinements in the Company’s estimates. The effect of these adjustments on the preliminary purchase price allocation was an increase to Intangible assets, net of $7.7 million, an increase to the purchase consideration of $0.8 million resulting from working capital adjustments, and an increase to Accrued expense of less than $0.1 million. The corresponding impact was recorded to Goodwill on the Condensed Consolidated Balance Sheets. The impact to the Condensed Consolidated Statements of Operations and Comprehensive Income as result of these adjustments recognized during the reporting period were immaterial.

The acquired intangible assets of OpenSlate are amortized over their estimated useful lives. Based on facts and circumstances in existence as of the effective date of the acquisition, the useful life of developed technology and customer relationships intangible assets acquired were determined to be five and ten years, respectively. The total weighted-average remaining useful life of the acquired intangible assets is 8.8 years.

The Company incurred acquisition-related transaction costs of $0.2 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2022.

The preliminary allocations of the purchase price for the 2021 acquisitions (OpenSlate and Meetrics GmbH) and purchase of controlling interest within less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to certain direct and indirect taxes and the finalization of working capital adjustments.

Zentrick NV

On February 15, 2019, the Company acquired all of the outstanding stock of Zentrick NV (“Zentrick”). Zentrick, headquartered in Ghent, Belgium is a digital video technology company that provides middleware solutions that increase the performance of online video advertising for brand advertisers, advertising platforms and publishers. This acquisition integrated technology into the Company’s suite of products related to advertising viewability specifically on video formats, a growing segment of the advertising market and critical for the delivery of verification services to social platforms and CTV. The aggregate purchase price consisted of 1) $23.2 million paid in cash at closing, which excluded closing adjustments of approximately $0.2 million paid in April 2019 2) $0.1 million in holdback payment of which 50% was payable 12 months after the closing date, and the remaining 50% was payable 24 months after the closing date and 3) up to $17.3 million of performance-based deferred payments that comprised two components (the “Zentrick Deferred Payment Terms”). The first component had a $4.0 million maximum payment related to four milestone tranches of $1.0 million each based on achievement of certain product milestones (“technical milestones”). The second component had a total maximum payment of $13.0 million and varied based upon certain revenue targets in fiscal 2019, 2020, and 2021 (“revenue targets”).

With respect to payments due related to the Zentrick acquisition, the Company and the Zentrick selling stockholders reached an agreement on February 14, 2022 (the “Zentrick Early Termination Agreement”), for the early termination of the Zentrick Deferred Payment Terms and resolution of the contingent payments due for both the technical milestones and revenue targets. Pursuant to the terms of the Zentrick Early Termination Agreement, the Company made a payment of $5.6 million on February 16, 2022 to the Zentrick selling stockholders to settle the remaining liability.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2021 to March 31, 2022:

(in thousands)
Goodwill at December 31, 2021	$350,560
Measurement period adjustments	(6,915)
Foreign exchange impact	(979)
Goodwill at March 31, 2022	$342,666

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,734	$(3,644)	$8,090	$11,735	$(3,422)	$8,313
Customer relationships	146,093	(40,044)	106,049	143,728	(36,831)	106,897
Developed technology	77,071	(36,746)	40,325	72,065	(33,937)	38,128
Non-compete agreements	67	(19)	48	68	(11)	57
Total intangible assets	$234,965	$(80,453)	$154,512	$227,596	$(74,201)	$153,395

Amortization expense for the three months ended March 31, 2022 and March 31, 2021 is $6.3 million and $4.5 million, respectively.

Estimated future expected amortization expense of intangible assets as of March 31, 2022 is as follows:

(in thousands)
2022 (for remaining nine months)	$18,725
2023	24,901
2024	23,341
2025	21,199
2026	16,094
2027	13,884
Thereafter	36,368
Total	$154,512

The weighted-average remaining useful life by major asset classes as of March 31, 2021 is as follows:

(In years)
Trademarks and brands	10
Customer relationships	8
Developed technology	4
Non-compete agreements	1

There were no impairments identified during the three months ended March 31, 2022 or March 31, 2021.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Computers and peripheral equipment	$18,948	$18,883
Office furniture and equipment	494	1,102
Leasehold improvements	8,428	9,354
Capitalized software development costs	16,593	15,007
Less accumulated depreciation and amortization	(25,311)	(26,771)
Total property, plant and equipment, net	$19,152	$17,575

For the three months ended March 31, 2022 and March 31, 2021, total depreciation expense was $2.7 million and $2.6 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $12.3 million and $12.3 million on March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, accumulated depreciation related to property and equipment under finance lease obligations totaled $10.3 million and $10.0 million, respectively. Refer to Note 7, Leases.

7.     Leases

The following table presents the cumulative effect of the changes made to the Condensed Consolidated Balance Sheet as of January 1, 2022 as a result of the adoption of ASC 842:

(in thousands)	December 31, 2021	Adjustments due to ASC 842	January 1, 2022
Prepaid expenses and other current assets	$23,295	$(229)	$23,066
Other non-current assets	$2,780	$(496)	$2,284
Operating lease right-of-use assets, net	$—	$78,827	$78,827
Operating lease liabilities, current	$—	$4,885	$4,885
Operating lease liabilities, non-current	$—	$74,677	$74,677
Other current liabilities	$6,716	$(614)	$6,102
Other non-current liabilities	$3,209	$(847)	$2,362

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three months ended March 31, 2022.

Three Months Ended
(in thousands)	March 31, 2022
Lease cost:
Operating lease cost (1)	$2,878
Finance lease cost
Depreciation of finance lease assets (2)	372
Interest on finance lease liabilities (3)	42
Short-term lease cost (1)	251
Total lease cost	$3,543

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,180
Operating cash outflows from finance leases	$35
Financing cash outflows from finance leases	$480
Weighted-average remaining lease term - operating leases (in years)	14.7
Weighted-average remaining lease term - finance leases (in years)	2.2
Weighted-average discount rate - operating leases	4.4%
Weighted-average discount rate - finance leases	3.7%
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Maturities of lease liabilities for the remainder of 2022 and the years through 2028 and thereafter are as follows:

	March 31, 2022
(in thousands)	Operating Leases	Finance Leases
2022	$3,863	$1,541
2023	5,856	1,938
2024	6,671	598
2025	6,516	169
2026	6,463	—
2027	6,337	—
2028 and thereafter	80,610	—
Total lease payments	116,316	4,246
Less amount representing interest	(37,073)	(176)
Present value of total lease payments	$79,243	$4,070

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

ASC 840 Comparative Disclosures

The following tables, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, present the Company’s future minimum lease payments under ASC 840 for all operating leases as of December 31, 2021. Future minimum lease payments differ from the future lease liability recognized under ASC 842, as the operating lease liability recognized under ASC 842 discounts the lease payments while the minimum operating lease payments presented below are not discounted.

Operating Leases

Year Ending
(in thousands)	December 31,
2022	$5,463
2023	4,381
2024	681
2025	439
2026	294
Thereafter	76
$11,334

Commitments

On November 29, 2021, the Company entered into a non-cancellable contractual agreement to lease office space in New York, New York. The lease term for this office space commenced in January 2022 and will end in July 2038. The Company expects to move into the property in the second half of 2022 and at that time, the office space will become DoubleVerify’s new corporate headquarters.

Year Ending
(in thousands)	December 31,
2022	$—
2023	1,735
2024	5,987
2025	6,077
2026	6,168
Thereafter	86,872
$106,839

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of March 31, 2022
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$6,792	$—	$—	$6,792
Liabilities:
Contingent consideration current	—	—	—	—
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$—	$—

	As of December 31, 2021
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$12,324	$—	$—	$12,324
Liabilities:
Contingent consideration current	—	—	1,717	1,717
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$1,717	$1,717

Cash equivalents consisting of money market funds of $6.8 million and money market funds and time deposits of $12.3 million as of March 31, 2022 and December 31, 2021, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

As described in Note 4, Business Combinations, on February 16, 2022, pursuant to the terms of the Zentrick Early Termination Agreement, the Company paid the remaining balance of the contingent consideration referred to as the Zentrick Deferred Payment Terms.

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

As of March 31, 2022, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower is in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, there was $0 outstanding under the New Revolving Credit Facility.

10.     Income Tax

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three months ended March 31, 2022, the Company recorded an income tax benefit of $2.0 million, resulting in an effective tax rate of (77.4%), which includes an annualized effective tax provision of $0.9 million (representing an effective tax rate of 35.7%) and a discrete item relating excess tax benefit from share-based compensation of $2.9 million (representing an effective tax rate of (113.1%)). During the three months ended March 31, 2021, the Company recorded an income tax provision of $2.8 million, resulting in an effective tax rate of 33.1%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

A valuation allowance has been established against a small amount of foreign capital losses and certain U.S. tax loss carryforwards. All other net deferred tax assets have been determined to be more likely than not realizable. The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if it believed that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations, and the expected timing of the reversals of existing temporary differences.

The Company accounts for uncertainty in income taxes utilizing ASC 740-10, "Income Taxes". ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact our effective tax rate.

DoubleVerify and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2016-2018 tax years. This examination may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from this, the Company is not currently under audit in any other jurisdiction.

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net Income (basic and diluted)	$4,579	$5,644
Denominator:
Weighted-average common shares outstanding	162,612	125,112
Dilutive effect of share-based awards	7,827	8,466
Weighted-average dilutive shares outstanding	170,439	133,578
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.04

Approximately 4.9 million and 4.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2022 and March 31, 2021, respectively, because they were antidilutive.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

12.   Stock-Based Compensation

Employee Equity Incentive Plan

On September 20, 2017, the Company established its 2017 Omnibus Equity Incentive Program (the “2017 Plan”) which provides for the granting of equity-based awards to certain employees, directors, independent contractors, consultants and agents. Under the 2017 Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock units, and other stock-based awards.

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

A summary of stock option activity as of and for the three months ended March 31, 2022 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2021	12,117	$10.84	7.53	$274,684
Options granted	289	29.10
Options exercised	(574)	2.96
Options forfeited	(48)	13.93
Outstanding as of March 31, 2022	11,784	$11.66	7.53	$177,919
Options expected to vest as of March 31, 2022	4,595	$20.50	8.80	$37,025
Options exercisable as of March 31, 2022	6,884	$5.04	6.59	$139,802

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2022. As of March 31, 2022, 2,255 market-based and performance-based awards were outstanding, with 336 stock options exercised for the three months ended March 31, 2022.

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 was $12.77 and $8.39, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 was $12.1 million and $3.3 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The fair market value of each option granted during the three months ended March 31, 2022 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2022
Risk - free interest rate (percentage)	2.0
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	42.8

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the three months ended March 31, 2022 or during the three months ended March 31, 2021.

A summary of restricted stock unit activity as of and for the three months ended March 31, 2022 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	3,250	$24.20
Granted	379	29.07
Vested	(195)	25.72
Forfeited	(59)	21.51
Outstanding as of March 31, 2022	3,375	$24.70

The total grant date fair value of restricted stock units that vested during the three months ended March 31, 2022 was $5.0 million.

As of March 31, 2022, unrecognized stock-based compensation expense was $96.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Product development	$3,366	$278
Sales, marketing and customer support	3,829	624
General and administrative	3,799	1,636
Total stock-based compensation	$10,994	$2,538

Employee Stock Purchase Plan

In March 2021, the Board approved the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), and employees became eligible to enroll in August 2021. Purchases are accomplished through participation in discrete offering periods. Currently, the ESPP is available only to U.S. based employees, and the Company plans to expand participation in the ESPP to most of the Company’s non-U.S. locations in 2022. The current offering period began on December 1, 2021 and will end on May 31, 2022. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. The ESPP also has a six-month holding period after the purchase date of the offering period. Stock-based compensation expense related to ESPP totaled $0.1 million for the three months ended March 31, 2022.

13.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of March 31, 2022 and December 31, 2021 were as follows:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Vendor payments	$3,478	$3,639
Employee commissions and bonuses	11,019	13,324
Payroll and other employee related expense	10,071	18,879
401k and pension expense	565	1,775
Other taxes	1,057	1,026
Other costs (a)	—	2,813
Total accrued expense	$26,190	$41,456
(a)	Includes accrued expense related to the early termination of the Zentrick Deferred Payment Terms, as described in Note 4, Business Combinations.

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

15.   Subsequent Events

On May 3, 2022, the Company approved 137 stock options and 560 restricted stock units to be granted to employees under the 2021 Equity Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report, including under the heading “Note About Forward Looking Statements”.

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

For the three months ended March 31, 2022 and March 31, 2021, we generated 90% and 91% of our revenue, respectively, from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For the three months ended March 31, 2022 and March 31, 2021, 10% and 9% of our revenue, respectively, were generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

COVID-19

In January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) evolved into a worldwide pandemic and we modified operations in line with our business continuity plans. While our facilities have generally remained open, we have made extensive use of the work-from-home model. While COVID-19 has not had a significant impact on our results from operations to date, to the extent that demand for digital advertising declines, our results and financial condition may be materially and adversely impacted. Management continues to review operations on a daily basis and there have been minimal interruptions in our customer facing operations to date.

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended March 31, 2022, we generated growth of 43% in total revenue as compared to the three months ended March 31, 2021. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended March 31, 2022. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

While the impact on our business has been limited to date, the pandemic has resulted in market and supply chain disruptions and a global economic slowdown. During the three months ended March 31, 2022, we saw ad spend for certain categories continue to be impacted, including consumer packaged goods and auto, in part due to global supply chain disruptions. The duration of the pandemic is highly uncertain and cannot be predicted and may materially impact our results of operations and financial condition.  See “Risk Factors—Risks Relating to Our Business—Economic downturns and unstable market conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Russia’s Invasion of Ukraine

In February 2022, the Russian Federation commenced a military action in Ukraine.  As the situation continues to evolve, we are closely monitoring the current and potential impact on our business, our people and our clients. In response to the military action, and in support of the people of Ukraine, we voluntarily discontinued services with Russia-based clients, and we have taken necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions.  The impact on our business is not material, but, as a result of the discontinuation of services with Russia-based advertisers and the ongoing conflict in Ukraine, the Company had a $1.0 million increase in bad debt reserves.

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

For the three months ended March 31, 2022 and March 31, 2021, we generated 90% and 91%, respectively, of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement (f/k/a Advertiser – direct) revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation (f/k/a Advertiser – programmatic) revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended March 31, 2022 and March 31, 2021, we generated 10% and 9%, respectively, of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-Side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually 12 months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement (f/k/a Advertiser – direct) or measured and purchased for Activation (f/k/a Advertiser – programmatic) and supply-side customers.

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%

	(In Thousands)
Revenue by customer type:
Measurement (f/k/a Advertiser - direct)	$33,834	$27,541	$6,293	23%
Activation (f/k/a Advertiser - programmatic)	53,031	33,912	19,119	56
Supply-side customer	9,858	6,133	3,725	61
Total revenue	$96,723	$67,586	$29,137	43%

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

Product development.  Product development expenses primarily consist of personnel costs, including salaries, bonuses, stock-based compensation and benefits, third party vendors and outsourced engineering services, and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in property, plant and equipment on our condensed consolidated balance sheet. We amortize capitalized software development costs to depreciation and amortization.

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

Interest expense.  Interest expense for the three months ended March 31, 2022 and March 31, 2021 consists primarily of interest from the Prior Credit Facilities and the New Revolving Credit Facility, interest on finance leases, and also includes debt issuance costs. On October 1, 2020, we entered into the New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other expense (income).  Other expense (income) consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%

	(In Thousands)
Revenue	$96,723	$67,586	$29,137	43%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,877	10,203	6,674	65
Product development	21,588	14,179	7,409	52
Sales, marketing and customer support	26,684	15,534	11,150	72
General and administrative	19,675	11,835	7,840	66
Depreciation and amortization	9,040	7,057	1,983	28
Income from operations	2,859	8,778	(5,919)	(67)
Interest expense	232	390	(158)	(41)
Other expense (income), net	46	(49)	95	(194)
Income before income taxes	2,581	8,437	(5,856)	(69)
Income tax (benefit) expense	(1,998)	2,793	(4,791)	(172)
Net income	$4,579	$5,644	$(1,065)	(19)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	15
Product development	22	21
Sales, marketing and customer support	28	23
General and administrative	20	18
Depreciation and amortization	9	10
Income from operations	3	13
Interest expense	—	1
Other expense (income), net	—	—
Income before income taxes	3	12
Income tax (benefit) expense	(2)	4
Net income	5%	8%

Revenue

Total revenue increased by $29.1 million, or 43%, from $67.6 million in the three months ended March 31, 2021 to $96.7 million in the three months ended March 31, 2022.

Total Advertiser revenue increased by $25.4 million driven primarily by a 27% increase in Media Transactions Measured and a 7% increase in Measured Transaction Fees, and by the acquisition of OpenSlate.

Activation revenue increased by $19.1 million or 56%, driven by greater adoptions of our Authentic Brand Suitability (ABS) solution as well as by new clients activating our core (non-ABS) programmatic solutions.  In addition, revenue from OpenSlate’s pre-campaign social activation tools and the implementation of pricing tiers based on enhanced programmatic integrations contributed to year over year growth.

Measurement revenue grew $6.3 million, or 23%, primarily driven by new clients and notable expansions by existing clients, both within and outside the United States.

Supply-Side revenue grew $3.7 million, or 61%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven primarily by new platform customers and by the acquisitions of Meetrics and OpenSlate.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $6.7 million, or 65%, from $10.2 million in the three months ended March 31, 2021 to $16.9 million in the three months ended March 31, 2022. The increase was primarily due to higher partner costs from revenue-sharing arrangements with our Activation programmatic partners, as well as higher software and other technology costs to support our increased volumes.

Product Development Expenses

Product development expenses increased by $7.4 million, or 52%, from $14.2 million in the three months ended March 31, 2021 to $21.6 million in the three months ended March 31, 2022. The increase was primarily due to an increase in personnel costs of $2.7 million, which reflects our continued hiring of resources to support our product-development efforts, and $3.1 million of additional stock-based compensation expense.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $11.2 million, or 72%, from $15.5 million in the three months ended March 31, 2021 to $26.7 million in the three months ended March 31, 2022. The increase was primarily due to an increase in personnel costs, including sales commissions, of $6.6 million to support our sales efforts, grow market presence in international markets, drive continued expansion with our existing customers, and support existing and new customers in addition to $3.2 million of higher stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $7.8 million, or 66%, from $11.8 million in the three months ended March 31, 2021 to $19.7 million in the three months ended March 31, 2022. The increase was primarily due to an increase in compensation expenses of $2.4 million, an increase in stock-based compensation expenses of $2.2 million, an increase in insurance costs of $1.3 million for coverage as a public company and a $1.0 million increase in bad debt reserves related to the Company’s advertiser business in Russia.

Depreciation and Amortization

Depreciation and amortization increased by $2.0 million, or 28%, from $7.1 million in the three months ended March 31, 2021 to $9.0 million in the three months ended March 31, 2022. The increase was primarily due to an increase in intangibles related to the acquisition of OpenSlate.

Interest Expense

Interest expense is mainly related to our Prior Credit Facilities and New Revolving Credit Facility, which carry a variable interest rate. Interest expense decreased by $0.2 million, from $0.4 million in the three months ended March 31, 2021 to $0.2 million in the three months ended March 31, 2022. The decrease was attributable to a reduction in outstanding debt.

Other Expense (Income), Net

Other expense increased by $0.1 million, from a gain of less than $0.1 million in the three months ended March 31, 2021 to an expense of less than $0.1 million in the three months ended March 31, 2022. The increase was related to the impact of changes in exchanges rates.

Income Tax (Benefit) Expense

Income tax benefit increased by $4.8 million from a $2.8 million expense in the three months ended March 31, 2021 to a benefit of $2.0 million in the three months ended March 31, 2022. The increase was primarily due to permanent book-to-tax income adjustments related to non-cash compensation.

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

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
Net income	$4,579	$5,644
Net income margin	5%	8%
Depreciation and amortization	9,040	7,057
Stock-based compensation	10,994	2,538
Interest expense	232	390
Income tax (benefit) expense	(1,998)	2,793
M&A and restructuring costs (recoveries) (a)	653	(18)
Offering, IPO readiness and secondary offering costs (b)	—	3,261
Other costs (c)	1,197	109
Other expense (income) (d)	46	(49)
Adjusted EBITDA	$24,743	$21,725
Adjusted EBITDA margin	26%	32%

(a)	M&A and restructuring costs for the three months ended March 31, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate. M&A recoveries for the three months ended March 31, 2021 consist of reductions to deferred compensation liabilities related to acquisitions.
(b)	Offering, IPO readiness and secondary offering costs for the three months ended March 31, 2022 and March 31, 2021 consist of third-party costs incurred for our IPO and secondary offering.
(c)	Other costs for the three months ended March 31, 2022 consist of costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, and of costs related to the disposal of furniture for an unoccupied lease office space. For the three months ended March 31, 2021, other costs include reimbursements paid to Providence.
(d)	Other expense (income) for the three months ended March 31, 2022 and March 31, 2021 consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our core business and for understanding and evaluating trends in our operating results on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2022, we had cash of $211.6 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $114.3 million.

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

Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our liquidity has not been materially impacted by the COVID-19 pandemic as discussed above.

Debt Obligations

In October 2020, DoubleVerify Inc., as borrower, and MidCo, as guarantor, entered into the New Revolving Credit Facility and, in connection therewith, repaid all amounts outstanding under the Prior Credit Facilities.

On December 24, 2020, DoubleVerify Inc. prepaid $68.0 million of the outstanding principal amount under the New Revolving Credit Facility with a portion of the proceeds from a private placement effected on November 18, 2020, in which certain investors purchased an aggregate of 61,006 thousand shares of our preferred stock from us and certain of our existing stockholders for an aggregate purchase price of approximately $350.0 million. As of March 31, 2022, $0 was outstanding under the New Revolving Credit Facility.

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO and the concurrent private placement. Following the payment and as of March 31, 2022, DoubleVerify Inc. has no outstanding variable rate indebtedness and has $150 million of availability under the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by substantially all of our assets (subject to customary exceptions) and contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. is in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(In Thousands)
Cash flows (used in) provided by operating activities	$(2,249)	$19,464
Cash flows (used in) investing activities	(4,759)	(1,915)
Cash flows (used in) financing activities	(3,113)	(878)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	131	(209)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(9,990)	$16,462

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

For the three months ended March 31, 2022, cash used in operating activities was $2.2 million, attributable to net income of $4.6 million, adjusted for non-cash charges of $21.5 million and $28.3 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.0 million in depreciation and amortization and $11.0 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were an increase in trade receivables and prepaid assets of $14.6 million due mainly to timing of collections which vary from period to period, and a decrease of $13.8 million in accrued expense and other liabilities primarily related to the timing of employee related payroll tax liabilities.

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

Investing Activities

For the three months ended March 31, 2022, cash used in investing activities of $4.8 million was attributable to purchases of property, plant and equipment, and capitalized software development costs. For the three months ended March 31, 2021, cash used in investing activities of $1.9 million was attributable to purchases of property, plant and equipment and capitalized software development costs.

Financing Activities

For the three months ended March 31, 2022, cash used in financing activities of $3.1 million was primarily due to a $3.2 million payment of contingent consideration related to the Zentrick acquisition. For the three months ended March 31, 2021, cash used for financing activities of $0.9 million, was primarily due to $1.2 million of offering costs and $0.2 million of finance lease payments, partially offset by $0.5 million of cash inflows from proceeds of common stock issued from the exercise of stock options.

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

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Effective January 1, 2022, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2022.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2022 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Quantitative and Qualitative Disclosures about Market Risk”.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Effective January 1, 2022, we adopted FASB Accounting Standards Codification (“ASC”) No. 842, Leases. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.

Limitations on the Effectiveness of Controls and Procedures

Management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: May 10, 2022

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)