Form 10-Q
period 2022-06-30
DoubleVerify Holdings, Inc.
filed 2022-08-03
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40349

DoubleVerify Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2714562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

160 Varick Street, Suite 03-120

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

As of July 26, 2022, there were 164,035,226 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K, for the year ended December 31, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Section 13 or 15(d) under the Securities Act, on March 8, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2022	December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$223,738	$221,591
Trade receivables, net of allowances for doubtful accounts of $7,961 and $6,527 as of June 30, 2022 and December 31, 2021, respectively	142,152	122,938
Prepaid expenses and other current assets	20,624	23,295
Total current assets	386,514	367,824
Property, plant and equipment, net	24,958	17,575
Operating lease right-of-use assets, net	75,613	—
Goodwill	339,489	350,560
Intangible assets, net	147,612	153,395
Deferred tax assets	60	60
Other non-current assets	1,771	2,780
Total assets	$976,017	$892,194
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$6,035	$3,853
Accrued expense	27,431	41,456
Operating lease liabilities, current	5,266	—
Income tax liabilities	1,182	1,321
Current portion of finance lease obligations	2,045	1,970
Contingent considerations, current	—	1,717
Other current liabilities	6,025	6,716
Total current liabilities	47,984	57,033
Operating lease liabilities, non-current	75,861	—
Finance lease obligations	1,598	2,579
Deferred tax liabilities	26,239	30,307
Other non-current liabilities	3,000	3,209
Total liabilities	$154,682	$93,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 164,133 shares issued and 163,850 outstanding as of June 30, 2022; 1,000,000 shares authorized, 162,347 shares issued and 162,297 shares outstanding as of December 31, 2021	164	162
Additional paid-in capital	737,574	717,228
Treasury stock, at cost, 283 shares and 50 shares as of June 30, 2022 and December 31, 2021, respectively	(7,546)	(1,802)
Retained earnings	99,118	84,249
Accumulated other comprehensive loss, net of income taxes	(7,975)	(771)
Total stockholders’ equity	821,335	799,066
Total liabilities and stockholders' equity	$976,017	$892,194

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$109,805	$76,524	$206,528	$144,110
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,836	12,291	35,713	22,494
Product development	23,222	15,120	44,810	29,299
Sales, marketing and customer support	24,733	19,580	51,417	35,114
General and administrative	21,529	32,017	41,204	43,852
Depreciation and amortization	8,317	7,440	17,357	14,497
Income (loss) from operations	13,168	(9,924)	16,027	(1,146)
Interest expense	223	297	455	687
Other expense, net	145	49	191	—
Income (loss) before income taxes	12,800	(10,270)	15,381	(1,833)
Income tax expense	2,510	2,298	512	5,091
Net income (loss)	$10,290	$(12,568)	$14,869	$(6,924)
Earnings (loss) per share:
Basic	$0.06	$(0.08)	$0.09	$(0.05)
Diluted	$0.06	$(0.08)	$0.09	$(0.05)
Weighted-average common stock outstanding:
Basic	163,610	149,596	163,114	137,355
Diluted	170,223	149,596	170,359	137,355
Comprehensive income (loss):
Net income (loss)	$10,290	$(12,568)	$14,869	$(6,924)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(5,634)	355	(7,204)	(444)
Total comprehensive income (loss)	$4,656	$(12,213)	$7,665	$(7,368)

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2022	162,347	$162	—	$—	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	—	$—	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,634)	(5,634)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	320	(8,133)	—	—	—	(8,133)
Stock-based compensation expense	—	—	—	—	—	—	9,517	—	—	9,517
Common stock issued under employee purchase plan	41	—	—	—	—	—	768	—	—	768
Common stock issued upon exercise of stock options	176	—	—	—	—	—	838	—	—	838
Common stock issued upon vesting of restricted stock units	798	1	—	—	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	—	—	(128)	3,447	(3,447)	—	—	—
Net income	—	—	—	—	—	—	—	10,290	—	10,290
Balance as of June 30, 2022	164,133	$164	—	$—	283	$(7,546)	$737,574	$99,118	$(7,975)	$821,335

Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	355	355
Stock-based compensation expense	—	—	—	—	—	—	4,714	—	—	4,714
Common stock issued upon exercise of stock options	871	2	—	—	—	—	2,907	—	—	2,909
Common stock issued upon vesting of restricted stock units	217	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock	5,190	5	(61,006)	(610)	(15,146)	260,686	(260,081)	—	—	—
Issuance of common stock upon initial public offering	9,977	10	—	—	—	—	269,380	—	—	269,390
Private placement stock issuance concurrent with initial public offering	1,111	1	—	—	—	—	29,999	—	—	30,000
Net loss	—	—	—	—	—	—	—	(12,568)	—	(12,568)
Balance as of June 30, 2021	157,768	$158	—	$—	—	$—	$670,674	$48,017	$567	$719,416

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$14,869	$(6,924)
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,997	199
Depreciation and amortization expense	17,357	14,496
Amortization of debt issuance costs	147	147
Non-cash lease expense	3,882	—
Deferred taxes	(3,974)	(3,175)
Stock-based compensation expense	20,253	7,252
Interest expense	72	9
Loss on disposal of fixed assets	1,345	—
Impairment of long-lived assets	1,510	—
Change in fair value of contingent consideration	—	57
Offering costs	—	21,801
Other	(302)	62
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	(21,942)	8,518
Prepaid expenses and other assets	(949)	(583)
Trade payables	2,262	541
Accrued expenses and other liabilities	(9,978)	(172)
Net cash provided by operating activities	26,549	42,228
Investing activities:
Purchase of property, plant and equipment	(13,606)	(3,513)
Net cash (used in) investing activities	(13,606)	(3,513)
Financing activities:
Payments of long-term debt	—	(22,000)
Deferred payment related to Zentrick acquisition	—	(50)
Payment of contingent consideration related to Zentrick acquisition	(3,247)	—
Proceeds from common stock issued upon exercise of stock options	2,516	3,447
Proceeds from common stock issued under employee purchase plan	768	—
Proceeds from issuance of common stock upon initial public offering	—	269,390
Proceeds from issuance of common stock in connection to concurrent private placement	—	30,000
Payments related to offering costs	(6)	(21,708)
Finance lease payments	(907)	(804)
Shares repurchased for settlement of employee tax withholdings	(9,191)	—
Net cash (used in) provided by financing activities	(10,067)	258,275
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(738)	13
Net increase in cash, cash equivalents, and restricted cash	2,138	297,003
Cash, cash equivalents, and restricted cash - Beginning of period	221,725	33,395
Cash, cash equivalents, and restricted cash - End of period	$223,863	$330,398

Cash and cash equivalents	223,738	330,355
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	125	43
Total cash and cash equivalents and restricted cash	$223,863	$330,398
Supplemental cash flow information:
Cash paid for taxes	1,161	3,305
Cash paid for interest	282	525
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments	79,565	—
Acquisition of equipment under finance lease	—	1,518
Offering costs included in accounts payable and accrued expense	—	89
Conversion of Series A preferred stock to common stock	—	610
Treasury stock reissued upon the conversion of Series A preferred stock for common stock	—	260,686
Stock-based compensation included in capitalized software development costs	258	—

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

In the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, the Company changed the presentation in describing the changes in operating assets and liabilities by combining the lines for Accrued expenses, Other current liabilities, and Other non-current liabilities into a single line item. The Company further combined Prepaid expenses and other current assets and Other non-current assets into a single line item. Both the original and new presentations are in accordance with the applicable financial reporting framework and the change was applied retrospectively solely to enhance the comparability with the current Condensed Consolidated Statements of Cash Flows.

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

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”). This guidance amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, (“ASU No. 2018-10”) to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. The FASB also issued ASU No. 2018-11, Leases: Targeted Improvements (“ASU 2018-11”) to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers an option to not separate non-lease components from the associated lease components when certain criteria are met.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Company has operating and financing leases for corporate offices, data centers, and certain equipment. The leases have remaining lease terms ranging from less than one year to seventeen years, some of which include the options to extend the leases, and some of which include the options to terminate the leases. Upon adoption, extension and termination options were not considered in the calculation of the ROU assets and lease liabilities as the Company determined it was not reasonably certain that it will exercise those options.

The Company determines if an arrangement is a lease at inception and does not recognize an ROU asset or lease liability with a term shorter than 12 months. An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are to be recognized at commencement date based on the present value of lease payments not yet paid over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments not yet paid. The incremental borrowing rate for United States dollar denominated leases was calculated by considering current market yields and the Company’s existing debt rates to determine a yield. In order to assess a premium or discount for the lease tenor and develop an incremental borrowing rate curve, the analysis compared the Company’s existing debt yield to the appropriate market yield curve corresponding to the Company’s secured rating. The curve one notch higher was used as the incremental borrowing rate focuses on secured borrowing rates, which tend to carry higher credit ratings when issued. The corporate yield curve was adjusted based on the Company’s implied incremental borrowing rate premium or discount at each tenor to reach a concluded incremental borrowing rate curve. Using the calculated United States dollar incremental borrowing rate, the international incremental borrowing rates were determined by adjusting for specific country risk.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

In March 2022, the FASB issued Accounting Standards Update No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.

ASU No. 2016-13 and ASU No. 2022-02 are effective for annual reporting periods beginning after December 15, 2022 for non-public entities, including interim periods within that reporting period. Early adoption is permitted and the update allows for a modified retrospective method of adoption. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). Under ASU 2022-03, a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance also requires certain disclosures for equity securities that are subject to contractual restrictions. For public entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For non-public entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued and the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Measurement (f/k/a Advertiser - direct)	$38,903	$31,662	$72,737	$59,203
Activation (f/k/a Advertiser - programmatic)	60,495	37,880	113,526	71,792
Supply-side customer	10,407	6,982	20,265	13,115
Total revenue	$109,805	$76,524	$206,528	$144,110

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $39.4 million and $55.7 million as of June 30, 2022 and December 31, 2021, respectively.

4.    Business Combinations

OpenSlate

On November 22, 2021, the Company acquired Outrigger Media, Inc. (d/b/a “OpenSlate”), a leading independent pre-campaign contextual targeting platform for social video and CTV for a total purchase price of $148.2 million, net of cash acquired, which includes working capital adjustments of $0.8 million.

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. The Company has recognized measurement period adjustments to the purchase consideration and the allocation of the fair value of certain assets and liabilities assumed as a result of further refinements in the Company’s estimates. The effect of these adjustments on the preliminary purchase price allocation was an increase to Intangible assets, net of $7.7 million, an increase to the purchase consideration of $0.8 million resulting from working capital adjustments, and an increase to Accrued expense of less than $0.1 million, which were recorded during the six months ended June 30, 2022. The corresponding impact was recorded to Goodwill on the Condensed Consolidated Balance Sheets. The impact to the Condensed Consolidated Statements of Operations and Comprehensive Income as result of these adjustments recognized during the reporting period were immaterial.

The acquired intangible assets of OpenSlate are amortized over their estimated useful lives. Based on facts and circumstances in existence as of the effective date of the acquisition, the useful life of developed technology and customer relationships intangible assets acquired were determined to be five and ten years, respectively. The total weighted-average useful life of the acquired intangible assets is 8.8 years.

The Company incurred acquisition-related transaction costs of $0.2 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2022.

The preliminary allocations of the purchase price for the 2021 acquisitions (OpenSlate and Meetrics GmbH “Meetrics”) and purchase of controlling interest within less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to certain direct and indirect taxes and the finalization of working capital adjustments.

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

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2021 to June 30, 2022:

(in thousands)
Goodwill at December 31, 2021	$350,560
Measurement period adjustments	(6,915)
Foreign exchange impact	(4,156)
Goodwill at June 30, 2022	$339,489

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,732	$(3,865)	$7,867	$11,735	$(3,422)	$8,313
Customer relationships	145,662	(43,200)	102,462	143,728	(36,831)	106,897
Developed technology	76,444	(39,198)	37,246	72,065	(33,937)	38,128
Non-compete agreements	63	(26)	37	68	(11)	57
Total intangible assets	$233,901	$(86,289)	$147,612	$227,596	$(74,201)	$153,395

Amortization expense for the three months ended June 30, 2022 and June 30, 2021 is $6.2 million and $4.4 million, respectively. Amortization expense related to intangible assets amounted to $12.6 million and $8.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of June 30, 2022 is as follows:

(in thousands)
2022 (for remaining six months)	$12,397
2023	24,740
2024	23,269
2025	21,148
2026	16,064
2027	13,854
Thereafter	36,140
Total	$147,612

The weighted-average remaining useful life by major asset classes as of June 30, 2022 is as follows:

(In years)
Trademarks and brands	10
Customer relationships	8
Developed technology	3
Non-compete agreements	1

There were no impairments identified during the six months ended June 30, 2022 or June 30, 2021.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Computers and peripheral equipment	$18,944	$18,883
Office furniture and equipment	1,311	1,102
Leasehold improvements	8,421	9,354
Capitalized software development costs	18,252	15,007
Less accumulated depreciation and amortization	(21,970)	(26,771)
Total property, plant and equipment, net	$24,958	$17,575

For the three months ended June 30, 2022 and June 30, 2021, total depreciation expense was $2.1 million and $3.0 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, total depreciation expense was $4.8 million and $5.6 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $12.3 million and $12.3 million on June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, accumulated depreciation related to property and equipment under finance lease obligations totaled $10.7 million and $10.0 million, respectively. Refer to Note 7, Leases.

During the three and six months ended June 30, 2022, the Company disposed of certain office furniture, equipment and leasehold improvements resulting in a loss on disposal of $0.9 million and $1.3 million, respectively. The fixed asset disposals relate to the transfer of fixed assets in a sublease office arrangement and the abandonment of fixed assets no longer in use. The loss on disposal was recorded in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and six months ended June 30, 2022.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Lease cost:
Operating lease cost (1)	$2,747	$5,625
Finance lease cost
Depreciation of finance lease assets (2)	330	702
Interest on finance lease liabilities (3)	37	79
Short-term lease cost (1)	277	528
Sublease income (1)	(89)	(89)
Total lease cost	$3,302	$6,845

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,139	$2,319
Operating cash outflows from finance leases	$37	$72
Financing cash outflows from finance leases	$427	$907
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of June 30, 2022:

June 30, 2022
Weighted-average remaining lease term - operating leases (in years)	14.4
Weighted-average remaining lease term - finance leases (in years)	2.0
Weighted-average discount rate - operating leases	4.4%
Weighted-average discount rate - finance leases	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities for the remainder of 2022 and the years through 2028 and thereafter are as follows:

	June 30, 2022
(in thousands)	Operating Leases	Finance Leases
2022 (for remaining six months)	$2,752	$1,078
2023	6,684	1,937
2024	7,576	598
2025	6,976	169
2026	6,463	—
2027	6,337	—
2028 and thereafter	80,610	—
Total lease payments	117,398	3,782
Less amount representing interest	(36,271)	(139)
Present value of total lease payments	$81,127	$3,643

The Company entered into an agreement to sublease its leased office space located in New York, NY (“Sublease Transaction”) as the Company transitions into a new headquarters. The sublease triggered an Operating lease right-of-use asset impairment of $1.5 million recorded in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the Operating lease right-of-use asset was determined as of May 27, 2022 using the transaction price per the Sublease Transaction executed agreement. The fair value measurement represents a Level 1 input.

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
$106,839

8.     Fair Value Measurement

As of June 30, 2022, the Company did not have any financial instruments measured at fair value.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

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

Cash equivalents consisting of money market funds and time deposits of $12.3 million as of December 31, 2021, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

9.     Long-term Debt

On October 1, 2020, DoubleVerify Inc., as borrower (the “Borrower”), and MidCo, as guarantor, entered into an amendment and restatement agreement with the banks and other financial institutions party thereto, as lenders, and Capital One, National Association, as administrative agent, letter of credit issuer and swing lender, and others, to (i) amend and restate the Prior Credit Agreement as defined in the Prospectus (the Prior Credit Agreement, as amended and restated on October 1, 2020, the “Credit Agreement”) and (ii) replace the Prior Credit Facilities (as defined in the Prospectus) with a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150.0 million (with a letter of credit facility of up to $15.0 million as a sublimit). Subject to certain terms and conditions, the Borrower is entitled to request additional term loan facilities or increases in the revolving credit commitments under the New Revolving Credit Facility. The New Revolving Credit Facility is payable in quarterly installments for interest, with the principal balance due in full at maturity on October 1, 2025. Additional fees paid quarterly include fees for the unused revolving facility and unused letter of credit. The commitment fee on any unused balance is payable periodically and may range from 0.25% to 0.40% based upon the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement. The New Revolving Credit Facility bears interest at LIBOR plus 2.25%, which may vary from time to time based on the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement.

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

The New Revolving Credit Facility has a first priority lien on substantially all of the assets of MidCo, the Borrower and Ad-Juster, the Company’s indirect subsidiary. The New Revolving Credit Facility requires the Borrower to remain in compliance with a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement.

As of June 30, 2022, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, there was $0 outstanding under the New Revolving Credit Facility.

10.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on actual historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). In addition, the Company’s ETR for a particular reporting period may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated tax settlements with federal, state, or foreign tax authorities, or the impact of tax law changes. The Company identifies items that are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $2.5 million and $0.5 million, respectively, resulting in an effective tax rate of 19.6% and 3.3%, which includes an annualized effective tax provision of $4.7 million and $5.7 million (representing an effective tax rate of 37.1% and 36.8%) and discrete items relating primarily to non-cash compensation (representing an effective tax rate of (17.5%) and (33.5%)), respectively. During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $2.3 million and $5.1 million, respectively, resulting in an effective tax rate of (22.4%) and (277.5%). These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

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

The Company accounts for uncertainty in income taxes utilizing ASC 740-10, “Income Taxes.” ASC 740-10 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The application of ASC 740-10 requires judgment related to the uncertainty in income taxes and could impact the Company’s effective tax rate.

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

11.   Earnings (Loss) Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:
Net Income (loss) (basic and diluted)	$10,290	$(12,568)	$14,869	$(6,924)
Denominator:
Weighted-average common shares outstanding	163,610	149,596	163,114	137,355
Dilutive effect of share-based awards	6,613	—	7,245	—
Weighted-average dilutive shares outstanding	170,223	149,596	170,359	137,355
Basic earnings (loss) per share	$0.06	$(0.08)	$0.09	$(0.05)
Diluted earnings (loss) per share	$0.06	$(0.08)	$0.09	$(0.05)

Approximately 5.5 million and 5.2 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2022, respectively, because they were antidilutive. Approximately 16.3 million and 16.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2021, respectively, because they were also antidilutive.

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

Restricted stock units are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of stock option activity as of and for the six months ended June 30, 2022 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2021	12,117	$10.84	7.53	$274,684
Options granted	427	26.65
Options exercised	(785)	3.19
Options forfeited	(212)	22.84
Outstanding as of June 30, 2022	11,547	$11.72	7.26	$150,225
Options expected to vest as of June 30, 2022	4,198	$21.00	8.50	$26,359
Options exercisable as of June 30, 2022	7,098	$5.69	6.43	$123,232

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2022. As of June 30, 2022, 2,218 market-based and performance-based awards were outstanding, with 373 stock options exercised for the six months ended June 30, 2022.

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and June 30, 2021 was $11.69 and $9.23, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021 was $15.9 million and $30.4 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The fair market value of each option granted during the six months ended June 30, 2022 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2022
Risk - free interest rate (percentage)	2.0
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	42.8

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the six months ended June 30, 2022 or during the six months ended June 30, 2021.

A summary of restricted stock unit activity as of and for the six months ended June 30, 2022 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	3,250	$24.20
Granted	985	24.43
Vested	(1,080)	13.38
Forfeited	(171)	28.15
Outstanding as of June 30, 2022	2,984	$27.96

The total grant date fair value of restricted stock units that vested during the six months ended June 30, 2022 was $14.5 million.

As of June 30, 2022, unrecognized stock-based compensation expense was $96.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Product development	$3,544	$436	$6,910	$714
Sales, marketing and customer support	2,587	1,696	6,416	2,320
General and administrative	3,128	2,582	6,927	4,218
Total stock-based compensation	$9,259	$4,714	$20,253	$7,252

Employee Stock Purchase Plan

In March 2021, the Board approved the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), and employees became eligible to enroll in August 2021. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to U.S.-based employees and was expanded to most of the Company’s non-U.S.-based employees in 2022. The current offering period began on June 1, 2022 and will end on November 30, 2022. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. The ESPP also has a six-month holding period after the purchase date of the offering period. Stock-based compensation expense related to ESPP totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

13.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of June 30, 2022 and December 31, 2021 were as follows:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Vendor payments	$4,091	$3,639
Employee commissions and bonuses	14,253	13,324
Payroll and other employee related expense	7,183	18,879
401k and pension expense	1,036	1,775
Other taxes	868	1,026
Other costs (a)	—	2,813
Total accrued expense	$27,431	$41,456
(a)	Includes accrued expense related to the early termination of the Zentrick Deferred Payment Terms, as described in Note 4, Business Combinations.

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

15.   Subsequent Events

On July 26, 2022, the Company approved 71 stock options and 286 restricted stock units to be granted to employees under the 2021 Equity Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report, including under the heading “Note About Forward Looking Statements.”

Company Overview

DoubleVerify is a leading software platform for digital media measurement and analytics. Our mission is to increase the effectiveness and transparency of the digital advertising ecosystem. Through our software platform and the metrics it provides, we help preserve the fair value exchange in the digital advertising marketplace.

Our customers include many of the largest global advertisers and digital ad platforms and publishers. We deliver our suite of measurement solutions through a robust and scalable software platform that provides our customers with unified data analytics. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertiser and supply-side customers to benchmark performance across all of their digital ads and to optimize their digital strategies in real time. Our coverage spans over 95 countries where our customers activate our services and covers all key digital media channels, formats and devices.

For each of the three months ended June 30, 2022 and June 30, 2021, we generated 91% of our revenue from advertiser customers. For the six months ended June 30, 2022 and June 30, 2021, we generated 90% and 91% of our revenue, respectively, from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For each of the three months ended June 30, 2022 and June 30, 2021, 9% of our revenue was generated from our supply-side customers to validate the quality of their ad inventory. For the six months ended June 30, 2022 and June 30, 2021, 10% and 9% of our revenue, respectively, was generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

COVID-19

In January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) evolved into a worldwide pandemic and we modified operations in line with our business continuity plans. While our facilities have generally remained open, we have made extensive use of the work-from-home model. While COVID-19 has not had a significant impact on our results from operations to date, to the extent that demand for digital advertising declines, our results and financial condition may be materially and adversely impacted. Management continues to review operations and there have been minimal interruptions in our customer facing operations to date.

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended June 30, 2022, we generated growth of 43% in total revenue as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, we generated growth of 43% in total revenue as compared to the six months ended June 30, 2021.

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

Russia’s Invasion of Ukraine

In February 2022, the Russian Federation commenced a military action in Ukraine.  As the situation continues to evolve, we are closely monitoring the current and potential impact on our business, our people and our customers. In response to the military action, and in support of the people of Ukraine, we voluntarily discontinued services with Russia-based customers, and we have taken the necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions.  The impact on our business is not material, but, as a result of the discontinuation of services with Russia-based advertisers and the ongoing conflict in Ukraine, the Company had a $1.0 million increase in bad debt reserves during the three months ended March 31, 2022.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended June 30, 2022. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three months ended June 30, 2022 and June 30, 2021, we generated 91% of our revenue from advertiser customers. For the six months ended June 30, 2022 and June 30, 2021, we generated 90% and 91%, respectively, of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement (f/k/a Advertiser – direct) revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation (f/k/a Advertiser – programmatic) revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For each of the three months ended June 30, 2022 and June 30, 2021, we generated 9% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For the six months ended June 30, 2022 and 2021, Supply-side revenue comprised 10% and 9% of revenue, respectively. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually 12 months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement (f/k/a Advertiser – direct) or measured and purchased for Activation (f/k/a Advertiser – programmatic) and supply-side customers.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Measurement (f/k/a Advertiser - direct)	$38,903	$31,662	$7,241	23%	$72,737	$59,203	$13,534	23%
Activation (f/k/a Advertiser - programmatic)	60,495	37,880	22,615	60	113,526	71,792	41,734	58
Supply-side customer	10,407	6,982	3,425	49	20,265	13,115	7,150	55
Total revenue	$109,805	$76,524	$33,281	43%	$206,528	$144,110	$62,418	43%

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

We incurred certain non-recurring professional fees and other expenses as part of our transition to becoming a public company in April 2021. Further, we have incurred, and will continue to incur, additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services.

Interest expense.  Interest expense for the six months ended June 30, 2022 and June 30, 2021 consists primarily of interest from the New Revolving Credit Facility, interest on finance leases, and also includes debt issuance costs. On October 1, 2020, we entered into the New Revolving Credit Facility and repaid all amounts outstanding under the Prior Credit Facilities. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other expense.  Other expense consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%

	(In Thousands)				(In Thousands)
Revenue	$109,805	$76,524	$33,281	43%	$206,528	$144,110	$62,418	43%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,836	12,291	6,545	53	35,713	22,494	13,219	59
Product development	23,222	15,120	8,102	54	44,810	29,299	15,511	53
Sales, marketing and customer support	24,733	19,580	5,153	26	51,417	35,114	16,303	46
General and administrative	21,529	32,017	(10,488)	(33)	41,204	43,852	(2,648)	(6)
Depreciation and amortization	8,317	7,440	877	12	17,357	14,497	2,860	20
Income (loss) from operations	13,168	(9,924)	23,092	233	16,027	(1,146)	17,173	1,499
Interest expense	223	297	(74)	(25)	455	687	(232)	(34)
Other expense, net	145	49	96	196	191	—	191	100
Income (loss) before income taxes	12,800	(10,270)	23,070	225	15,381	(1,833)	17,214	939
Income tax expense	2,510	2,298	212	9	512	5,091	(4,579)	(90)
Net income (loss)	$10,290	$(12,568)	$22,858	182%	$14,869	$(6,924)	$21,793	315%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	16	17	16
Product development	21	20	22	20
Sales, marketing and customer support	23	26	25	24
General and administrative	20	42	20	30
Depreciation and amortization	8	10	8	10
Income (loss) from operations	12	(13)	8	(1)
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income (loss) before income taxes	12	(13)	7	(1)
Income tax expense	2	3	—	4
Net income (loss)	9%	(16)%	7%	(5)%

Revenue

Total revenue increased by $33.3 million, or 43%, from $76.5 million in the three months ended June 30, 2021 to $109.8 million in the three months ended June 30, 2022. Total revenue increased by $62.4 million, or 43%, from $144.1 million in the six months ended June 30, 2021 to $206.5 million in the six months ended June 30, 2022.

Total Advertiser revenue increased by $29.9 million, or 43%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven primarily by a 24% increase in Media Transactions Measured and a 10% increase in Measured Transaction Fees, and by the acquisition of OpenSlate. Total Advertiser revenue increased by $55.3 million, or 42%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven primarily by a 25% increase in Media Transactions Measured and a 9% increase in Measured Transaction Fees, and by the acquisition of OpenSlate.

Activation revenue increased by $22.6 million, or 60%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by greater adoptions of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.  In addition, revenue from OpenSlate’s pre-campaign social activation tools and the implementation of pricing tiers based on enhanced programmatic integrations contributed to year over year growth. Activation revenue increased by $41.7 million, or 58%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by greater adoptions of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.  In addition, revenue from OpenSlate’s pre-campaign social activation tools and the implementation of pricing tiers based on enhanced programmatic integrations contributed to year over year growth.

Measurement revenue grew $7.2 million, or 23%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by new customers and notable expansions by existing customers, both within and outside the United States. Measurement revenue grew $13.5 million, or 23%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by new customers and notable expansions by existing customers, both within and outside the United States.

Supply-side revenue grew $3.4 million, or 49%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven primarily by new platform customers and by the acquisitions of Meetrics and OpenSlate. Supply-side revenue grew $7.2 million, or 55%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven primarily by new platform customers and by the acquisitions of Meetrics and OpenSlate.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $6.5 million, or 53%, from $12.3 million in the three months ended June 30, 2021 to $18.8 million in the three months ended June 30, 2022. Cost of revenue increased by $13.2 million, or 59%, from $22.5 million in the six months ended June 30, 2021 to $35.7 million in the six months ended June 30, 2022. The increase in the three months ended June 30, 2022 and in the six months ended June 30, 2022 was primarily due to higher partner costs from revenue-sharing arrangements with Activation programmatic partners, as well as higher software and other technology costs to support increased volumes.

Product Development Expenses

Product development expenses increased by $8.1 million, or 54%, from $15.1 million in the three months ended June 30, 2021 to $23.2 million in the three months ended June 30, 2022. The increase was primarily due to an increase in personnel costs of $2.9 million, which reflects continued hiring of resources to support product-development efforts, $3.1 million of additional stock-based compensation expenses, and $1.3 million in additional costs for outsourced engineering services. Product development expenses increased by $15.5 million, or 53%, from $29.3 million in the six months ended June 30, 2021 to $44.8 million in the six months ended June 30, 2022. The increase was primarily due to an increase in personnel costs of $5.5 million, which reflects continued hiring of resources to support product-development efforts, $6.2 million of additional stock-based compensation expenses, and $2.2 million in additional costs for outsourced engineering services.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $5.2 million, or 26%, from $19.6 million in the three months ended June 30, 2021 to $24.7 million in the three months ended June 30, 2022. The increase was primarily due to an increase in personnel costs, including sales commissions, of $1.6 million to support sales efforts, grow market presence in international markets, drive continued expansion with existing customers, and support existing and new customers, $0.9 million of higher stock-based compensation expense, $0.8 million of higher advertising, promotional, events and other marketing activities, and $0.8 million of higher personnel travel and entertainment expenses to support marketing and sales activities. Sales, marketing and customer support expenses increased by $16.3 million, or 46%, from $35.1 million in the six months ended June 30, 2021 to $51.4 million in the six months ended June 30, 2022. The increase was primarily due to an increase in personnel costs, including sales commissions, of $8.0 million to support sales efforts, grow market presence in international markets, drive continued expansion with existing customers, and support existing and new customers, $4.1 million of higher stock-based compensation expense, $0.9 million of higher advertising, promotional, events and other marketing activities, and $1.2 million of higher personnel travel and entertainment expenses to support marketing and sales activities.

General and Administrative Expenses

General and administrative expenses decreased by $10.5 million, or 33%, from $32.0 million in the three months ended June 30, 2021 to $21.5 million in the three months ended June 30, 2022. The decrease was primarily due to a $18.9 million reduction in third party costs related to the Company’s IPO and offerings, partially offset by an increase in compensation expenses of $2.1 million, an increase in stock-based compensation expenses of $0.5 million, an increase in insurance costs of $0.7 million for coverage as a public company, $2.7 million of other costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, to the impairment of subleased office space, and to the disposal of furniture for unoccupied lease office space.

General and administrative expenses decreased by $2.6 million, or 6%, from $43.9 million in the six months ended June 30, 2021 to $41.2 million in the six months ended June 30, 2022. The decrease was primarily due to a $22.1 million reduction in third party costs related to the Company’s IPO and other securities offerings, partially offset by an increase in compensation expenses of $4.2 million, an increase in stock-based compensation expenses of $2.7 million, an increase in insurance costs of $2.0 million for coverage as a public company, a $1.0 million increase in bad debt reserves related to the Company’s advertiser business in Russia, and $3.6 million of other costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, to the impairment of subleased office space, and to the disposal of furniture for unoccupied lease office space.

Depreciation and Amortization

Depreciation and amortization increased by $0.9 million, or 12%, from $7.4 million in the three months ended June 30, 2021 to $8.3 million in the three months ended June 30, 2022. The increase was primarily due to an increase in intangibles related to the acquisition of OpenSlate, which was partially offset by write-offs and fully depreciated fixed assets. Depreciation and amortization increased by $2.9 million, or 20%, from $14.5 million in the six months ended June 30, 2021 to $17.4 million in the six months ended June 30, 2022. The increase was primarily due to an increase in intangibles related to the acquisition of OpenSlate, which was partially offset by write-offs and fully depreciated fixed assets.

Interest Expense

Interest expense is mainly related to the New Revolving Credit Facility, which carry a variable interest rate. Interest expense decreased by $0.1 million, from $0.3 million in the three months ended June 30, 2021 to $0.2 million in the three months ended June 30, 2022. Interest expense decreased by $0.2 million, from $0.7 million in the six months ended June 30, 2021 to $0.5 million in the six months ended June 30, 2022. The decrease in the three months ended June 30, 2022 and the six months ended June 30, 2022 was attributable to a reduction in outstanding debt.

Other Expense, Net

Other expense increased by less than $0.1 million, from $0.1 million in the three months ended June 30, 2021 to an expense of $0.1 million in the three months ended June 30, 2022. The increase was related to the impact of changes in exchanges rates. Other expense increased by $0.2 million, from a gain of less than $0.1 million in the six months ended June 30, 2021 to an expense of $0.2 million in the six months ended June 30, 2022. The increase was related to the impact of changes in exchanges rates.

Income Tax Expense

Income tax expense increased by $0.2 million from a $2.3 million expense in the three months ended June 30, 2021 to an expense of $2.5 million in the three months ended June 30, 2022. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments. Income tax expense decreased by $4.6 million from a $5.1 million expense in the six months ended June 30, 2021 to an expense of $0.5 million in the six months ended June 30, 2022. The decrease was primarily due to permanent book-to-tax income adjustments related to non-cash compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Net income (loss)	$10,290	$(12,568)	$14,869	$(6,924)
Net income (loss) margin	9%	(16)%	7%	(5)%
Depreciation and amortization	8,317	7,440	17,357	14,497
Stock-based compensation	9,259	4,714	20,253	7,252
Interest expense	223	297	455	687
Income tax expense	2,510	2,298	512	5,091
M&A and restructuring costs (a)	527	67	1,180	49
Offering, IPO readiness and secondary offering costs (b)	—	18,886	—	22,147
Other costs (c)	2,690	—	3,887	109
Other expense (d)	145	49	191	—
Adjusted EBITDA	$33,961	$21,183	$58,704	$42,908
Adjusted EBITDA margin	31%	28%	28%	30%

(a)	M&A and restructuring costs for the three and six months ended June 30, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate. M&A costs for the three and six months ended June 30, 2021 consist of reductions to deferred compensation liabilities related to acquisitions.
(b)	Offering, IPO readiness and secondary offering costs for the three and six months ended June 30, 2021 consist of third-party costs incurred for the Company’s IPO and secondary offering.
(c)	Other costs for the three and six months ended June 30, 2022 consist of costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, impairment related to a subleased office space and costs related to the disposal of furniture for unoccupied lease office space, partially offset by sublease income. For the three and six months ended June 30, 2021, other costs include reimbursements paid to Providence.
(d)	Other expense for the three and six months ended June 30, 2022 and June 30, 2021 consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

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

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

●	they do not reflect changes in, or cash requirements for, working capital needs;
●	Adjusted EBITDA does not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;
●	they do not reflect income tax expense or the cash requirements to pay income taxes;
●	they do not reflect interest expense or the cash requirements necessary to service interest or principal debt payments; and
●	although depreciation and amortization are non-cash charges related mainly to intangible assets, certain assets being depreciated and amortized will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

In addition, other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP financial measures only supplementally.

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2022, we had cash of $223.7 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $114.8 million.

The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company also received total aggregate net proceeds of $29.0 million from the concurrent private placement, after deducting fees of $1.0 million.  We believe existing cash and cash generated from operations, together with the undrawn balance under the New Revolving Credit Facility, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our liquidity has not been materially impacted by the COVID-19 pandemic or Russia’s invasion of Ukraine, as discussed above.

Debt Obligations

In October 2020, DoubleVerify Inc., as borrower, and MidCo, as guarantor, entered into the New Revolving Credit Facility and, in connection therewith, repaid all amounts outstanding under the Prior Credit Facilities.

On December 24, 2020, DoubleVerify Inc. prepaid $68.0 million of the outstanding principal amount under the New Revolving Credit Facility with a portion of the proceeds from a private placement effected on November 18, 2020, in which certain investors purchased an aggregate of 61,006 thousand shares of preferred stock from the Company and certain existing stockholders for an aggregate purchase price of approximately $350.0 million.

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO and the concurrent private placement. Following the payment and as of June 30, 2022, DoubleVerify Inc. has no outstanding variable rate indebtedness and has $150 million of availability under the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by substantially all of the Company’s assets (subject to customary exceptions) and contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(In Thousands)
Cash flows provided by operating activities	$26,549	$42,228
Cash flows (used in) investing activities	(13,606)	(3,513)
Cash flows (used in) provided by financing activities	(10,067)	258,275
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(738)	13
Increase in cash, cash equivalents, and restricted cash	$2,138	$297,003

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

For the six months ended June 30, 2022, cash provided by operating activities was $26.5 million, attributable to net income of $14.9 million, adjusted for non-cash charges of $42.3 million and $30.6 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $17.4 million in depreciation and amortization and $20.3 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were an increase in trade receivables and prepaid assets of $22.9 million due mainly to timing of collections which vary from period to period, and a decrease of $7.7 million in accrued expense and other liabilities primarily related to the timing of employee related payroll tax liabilities.

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

Investing Activities

For the six months ended June 30, 2022, cash used in investing activities of $13.6 million was attributable to purchases of property, plant and equipment, including leasehold improvements for the Company’s new global headquarters, and capitalized software development costs. For the six months ended June 30, 2021, cash used in investing activities of $3.5 million was attributable to purchases of property, plant and equipment and to capitalized software development costs.

Financing Activities

For the six months ended June 30, 2022, cash used in financing activities of $10.1 million was primarily due to $9.2 million related to shares repurchased for settlement of employee tax withholding. For the six months ended June 30, 2021, cash provided by financing activities of $258.3 million was primarily due to $299.4 million of proceeds from the IPO and concurrent private placement and stock option exercises of $3.4 million, partially offset by $22.0 million of debt repayment and $21.7 million of offering costs.

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

Effective January 1, 2022, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2022 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2022

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)