Form 10-Q
period 2022-09-30
DoubleVerify Holdings, Inc.
filed 2022-11-08
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40349

DoubleVerify Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2714562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

462 Broadway

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

As of October 31, 2022, there were 164,875,087 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

Note About Forward Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “plan,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K, for the year ended December 31, 2021 and filed with the Securities and Exchange Commission (“SEC”), on March 8, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

“DoubleVerify,” “the DV Authentic Ad,” “Authentic Brand Suitability,” “DV Pinnacle” and other trademarks of ours appearing in this report are our property and we deem them particularly important to the marketing activities conducted by each of our businesses. Solely for convenience, the trademarks, service marks and trade names referred to in this report are without the ® and ™  symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Unless the context otherwise requires, the terms “DoubleVerify,” ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘Company,’’ as used in this report refer to DoubleVerify Holdings, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets:
Current assets
Cash and cash equivalents	$242,687	$221,591
Trade receivables, net of allowances for doubtful accounts of $7,860 and $6,527 as of September 30, 2022 and December 31, 2021, respectively	141,444	122,938
Prepaid expenses and other current assets	21,215	23,295
Total current assets	405,346	367,824
Property, plant and equipment, net	42,511	17,575
Operating lease right-of-use assets, net	74,413	—
Goodwill	336,545	350,560
Intangible assets, net	140,841	153,395
Deferred tax assets	60	60
Other non-current assets	1,699	2,780
Total assets	$1,001,415	$892,194
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$12,489	$3,853
Accrued expense	30,524	41,456
Operating lease liabilities, current	5,560	—
Income tax liabilities	—	1,321
Current portion of finance lease obligations	2,144	1,970
Contingent considerations, current	—	1,717
Other current liabilities	7,146	6,716
Total current liabilities	57,863	57,033
Operating lease liabilities, non-current	75,611	—
Finance lease obligations	1,120	2,579
Deferred tax liabilities	24,174	30,307
Other non-current liabilities	2,632	3,209
Total liabilities	$161,400	$93,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 164,733 shares issued and 164,696 outstanding as of September 30, 2022; 1,000,000 shares authorized, 162,347 shares issued and 162,297 shares outstanding as of December 31, 2021	165	162
Additional paid-in capital	744,008	717,228
Treasury stock, at cost, 37 shares and 50 shares as of September 30, 2022 and December 31, 2021, respectively	(1,002)	(1,802)
Retained earnings	109,449	84,249
Accumulated other comprehensive loss, net of income taxes	(12,605)	(771)
Total stockholders’ equity	840,015	799,066
Total liabilities and stockholders' equity	$1,001,415	$892,194

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$112,254	$83,098	$318,782	$227,208
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,323	13,435	55,036	35,929
Product development	23,932	16,359	68,742	45,658
Sales, marketing and customer support	27,118	19,539	78,535	54,653
General and administrative	19,395	14,465	60,599	58,317
Depreciation and amortization	8,089	7,492	25,446	21,989
Income from operations	14,397	11,808	30,424	10,662
Interest expense	226	249	681	936
Other expense, net	231	365	422	365
Income before income taxes	13,940	11,194	29,321	9,361
Income tax expense	3,609	3,270	4,121	8,361
Net income	$10,331	$7,924	$25,200	$1,000
Earnings per share:
Basic	$0.06	$0.05	$0.15	$0.01
Diluted	$0.06	$0.05	$0.15	$0.01
Weighted-average common stock outstanding:
Basic	164,297	158,045	163,512	144,305
Diluted	170,876	167,045	170,558	153,547
Comprehensive income:
Net income	$10,331	$7,924	$25,200	$1,000
Other comprehensive income:
Foreign currency cumulative translation adjustment	(4,630)	303	(11,834)	(141)
Total comprehensive income	$5,701	$8,227	$13,366	$859

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									Other
									Comprehensive
							Additional		Income (Loss)	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2022	162,347	$162	—	$—	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	—	$—	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,634)	(5,634)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	320	(8,133)	—	—	—	(8,133)
Stock-based compensation expense	—	—	—	—	—	—	9,517	—	—	9,517
Common stock issued under employee purchase plan	41	—	—	—	—	—	768	—	—	768
Common stock issued upon exercise of stock options	176	—	—	—	—	—	838	—	—	838
Common stock issued upon vesting of restricted stock units	798	1	—	—	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	—	—	(128)	3,447	(3,447)	—	—	—
Net income	—	—	—	—	—	—	—	10,290	—	10,290
Balance as of June 30, 2022	164,133	$164	—	$—	283	$(7,546)	$737,574	$99,118	$(7,975)	$821,335
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,630)	(4,630)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	19	(492)	—	—	—	(492)
Stock-based compensation expense	—	—	—	—	—	—	11,080	—	—	11,080
Common stock issued upon exercise of stock options	490	1	—	—	—	—	2,390	—	—	2,391
Common stock issued upon vesting of restricted stock units	110	—	—	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	—	—	(265)	7,036	(7,036)	—	—	—
Net income	—	—	—	—	—	—	—	10,331	—	10,331
Balance as of September 30, 2022	164,733	$165	—	$—	37	$(1,002)	$744,008	$109,449	$(12,605)	$840,015

Balance as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(799)	(799)
Stock-based compensation expense	—	—	—	—	—	—	2,538	—	—	2,538
Common stock issued upon exercise of stock options	180	—	—	—	—	—	538	—	—	538
Net income	—	—	—	—	—	—	—	5,644	—	5,644
Balance as of March 31, 2021	140,402	$140	61,006	$610	15,146	$(260,686)	$623,755	$60,585	$212	$424,616
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	355	355
Stock-based compensation expense	—	—	—	—	—	—	4,714	—	—	4,714
Common stock issued upon exercise of stock options	871	2	—	—	—	—	2,907	—	—	2,909
Common stock issued upon vesting of restricted stock units	217	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock	5,190	5	(61,006)	(610)	(15,146)	260,686	(260,081)	—	—	—
Issuance of common stock upon initial public offering	9,977	10	—	—	—	—	269,380	—	—	269,390
Private placement stock issuance concurrent with initial public offering	1,111	1	—	—	—	—	29,999	—	—	30,000
Net loss	—	—	—	—	—	—	—	(12,568)	—	(12,568)
Balance as of June 30, 2021	157,768	$158	—	$—	—	$—	$670,674	$48,017	$567	$719,416
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	303	303
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	50	(1,802)	—	—	—	(1,802)
Stock-based compensation expense	—	—	—	—	—	—	4,848	—	—	4,848
Common stock issued upon exercise of stock options	651	1	—	—	—	—	2,066	—	—	2,067
Common stock issued upon vesting of restricted stock units	105	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	7,924	—	7,924
Balance as of September 30, 2021	158,524	$159	—	$—	50	$(1,802)	$677,588	$55,941	$870	$732,756

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$25,200	$1,000
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense (recovery)	3,629	(1,186)
Depreciation and amortization expense	25,446	21,989
Amortization of debt issuance costs	221	221
Non-cash lease expense	5,534	—
Deferred taxes	(5,974)	(4,572)
Stock-based compensation expense	31,224	12,100
Interest expense	7	130
Loss on disposal of fixed assets	1,353	—
Impairment of long-lived assets	1,510	—
Change in fair value of contingent consideration	—	57
Offering costs	—	21,797
Other	318	661
Changes in operating assets and liabilities net of effect of business combinations
Trade receivables	(23,842)	690
Prepaid expenses and other assets	(2,110)	4,428
Trade payables	3,452	425
Accrued expenses and other liabilities	(7,607)	694
Net cash provided by operating activities	58,361	58,434
Investing activities:
Purchase of property, plant and equipment	(27,719)	(5,499)
Acquisition of business, net of cash acquired	—	(24,323)
Net cash (used in) investing activities	(27,719)	(29,822)
Financing activities:
Payments of long-term debt	—	(22,000)
Deferred payment related to Zentrick acquisition	—	(50)
Payment of contingent consideration related to Zentrick acquisition	(3,247)	—
Proceeds from common stock issued upon exercise of stock options	4,907	5,514
Proceeds from common stock issued under employee purchase plan	768	—
Proceeds from issuance of common stock upon initial public offering	—	269,390
Proceeds from issuance of common stock in connection to concurrent private placement	—	30,000
Payments related to offering costs	(6)	(21,797)
Finance lease payments	(1,286)	(1,222)
Shares repurchased for settlement of employee tax withholdings	(9,683)	(1,802)
Net cash (used in) provided by financing activities	(8,547)	258,033
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,015)	(173)
Net increase in cash, cash equivalents, and restricted cash	21,080	286,472
Cash, cash equivalents, and restricted cash - Beginning of period	221,725	33,395
Cash, cash equivalents, and restricted cash - End of period	$242,805	$319,867

Cash and cash equivalents	242,687	319,825
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	118	42
Total cash and cash equivalents and restricted cash	$242,805	$319,867
Supplemental cash flow information:
Cash paid for taxes	10,210	5,586
Cash paid for interest	519	580
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments	80,060	—
Acquisition of equipment under finance lease	—	1,518
Capital assets financed by accounts payable	5,305	41
Conversion of Series A preferred stock to common stock	—	610
Treasury stock reissued upon the conversion of Series A preferred stock for common stock	—	260,686
Stock-based compensation included in capitalized software development costs	367	—

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

In the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, the Company changed the presentation in describing the changes in operating assets and liabilities by combining the lines for Accrued expenses, Other current liabilities, and Other non-current liabilities into a single line item. The Company further combined Prepaid expenses and other current assets and Other non-current assets into a single line item. Both the original and new presentations are in accordance with the applicable financial reporting framework and the change was applied retrospectively solely to enhance the comparability with the current Condensed Consolidated Statements of Cash Flows.

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

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Measurement (f/k/a Advertiser - direct)	$38,847	$34,057	$111,584	$93,260
Activation (f/k/a Advertiser - programmatic)	62,170	41,902	175,696	113,694
Supply-side customer	11,237	7,139	31,502	20,254
Total revenue	$112,254	$83,098	$318,782	$227,208

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $44.1 million and $55.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, the purchase price allocation for Meetrics is final.

OpenSlate

On November 22, 2021, the Company acquired Outrigger Media, Inc. (d/b/a “OpenSlate”), a leading independent pre-campaign contextual targeting platform for social video and CTV for a total purchase price of $148.2 million, net of cash acquired, which includes working capital adjustments of $0.8 million.

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. The Company has recognized measurement period adjustments to the purchase consideration and the allocation of the fair value of certain assets and liabilities assumed as a result of further refinements in the Company’s estimates. The effect of these adjustments on the preliminary purchase price allocation was an increase to Intangible assets, net of $7.7 million, an increase to the purchase consideration of $0.8 million resulting from working capital adjustments, and an increase to Accrued expense of less than $0.1 million, which were recorded during the nine months ended September 30, 2022. The corresponding impact was recorded to Goodwill on the Condensed Consolidated Balance Sheets. The impact to the Condensed Consolidated Statements of Operations and Comprehensive Income as result of these adjustments recognized during the reporting period were immaterial.

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

The Company incurred acquisition-related transaction costs of $0.2 million and $0.7 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2022 and September 30, 2021, respectively.

As of September 30, 2022, the purchase price allocation for OpenSlate is final.

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

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2021 to September 30, 2022:

(in thousands)
Goodwill at December 31, 2021	$350,560
Measurement period adjustments	(6,915)
Foreign exchange impact	(7,100)
Goodwill at September 30, 2022	$336,545

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,729	$(4,080)	$7,649	$11,735	$(3,422)	$8,313
Customer relationships	145,263	(46,343)	98,920	143,728	(36,831)	106,897
Developed technology	75,886	(41,641)	34,245	72,065	(33,937)	38,128
Non-compete agreements	59	(32)	27	68	(11)	57
Total intangible assets	$232,937	$(92,096)	$140,841	$227,596	$(74,201)	$153,395

Amortization expense related to intangible assets for the three months ended September 30, 2022 and September 30, 2021 is $6.2 million and $4.6 million, respectively. Amortization expense related to intangible assets amounted to $18.8 million and $13.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of September 30, 2022 is as follows:

(in thousands)
2022 (for remaining three months)	$6,157
2023	24,589
2024	23,202
2025	21,100
2026	16,036
2027	13,827
Thereafter	35,930
Total	$140,841

The weighted-average remaining useful life by major asset classes as of September 30, 2022 is as follows:

(In years)
Trademarks and brands	10
Customer relationships	8
Developed technology	3
Non-compete agreements	1

There were no impairments identified during the nine months ended September 30, 2022 or September 30, 2021.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Computers and peripheral equipment	$19,014	$18,883
Office furniture and equipment	2,349	1,102
Leasehold improvements	24,934	9,354
Capitalized software development costs	19,900	15,007
Less accumulated depreciation and amortization	(23,686)	(26,771)
Total property, plant and equipment, net	$42,511	$17,575

For the three months ended September 30, 2022 and September 30, 2021, total depreciation expense was $1.9 million and $2.9 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, total depreciation expense was $6.6 million and $8.5 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $12.3 million on September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, accumulated depreciation related to property and equipment under finance lease obligations totaled $10.9 million and $10.0 million, respectively. Refer to Note 7, Leases.

During the three and nine months ended September 30, 2022, the Company disposed of certain office furniture, equipment and leasehold improvements resulting in a loss on disposal of less than $0.1 million and $1.4 million, respectively. The fixed asset disposals relate primarily to the transfer of fixed assets in a sublease office arrangement and the abandonment of fixed assets no longer in use. The loss on disposal was recorded in General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and nine months ended September 30, 2022.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Lease cost:
Operating lease cost (1)	$2,641	$8,266
Finance lease cost
Depreciation of finance lease assets (2)	244	946
Interest on finance lease liabilities (3)	32	111
Short-term lease cost (1)	304	832
Sublease income (1)	(267)	(356)
Total lease cost	$2,954	$9,799

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,385	$3,704
Operating cash outflows from finance leases	$24	$96
Financing cash outflows from finance leases	$379	$1,286
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2022:

September 30, 2022
Weighted-average remaining lease term - operating leases (in years)	14.2
Weighted-average remaining lease term - finance leases (in years)	1.8
Weighted-average discount rate - operating leases	4.5%
Weighted-average discount rate - finance leases	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities for the remainder of 2022 and the years through 2028 and thereafter are as follows:

	September 30, 2022
(in thousands)	Operating Leases	Finance Leases
2022 (for remaining three months)	$1,426	$665
2023	6,825	1,938
2024	7,805	598
2025	7,097	169
2026	6,463	—
2027	6,337	—
2028 and thereafter	80,610	—
Total lease payments	116,563	3,370
Less amount representing interest	(35,392)	(106)
Present value of total lease payments	$81,171	$3,264

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
$11,334

Commitments

On November 29, 2021, the Company entered into a non-cancellable contractual agreement to lease office space in New York, New York. The lease term for this office space commenced in January 2022 and will end in July 2038. The Company expects to move into the property in the fourth quarter of 2022 and at that time, the office space will become DoubleVerify’s new corporate headquarters.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Year Ending
(in thousands)	December 31,
2022	$—
2023	1,735
2024	5,987
2025	6,077
2026	6,168
Thereafter	86,872
$106,839

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of September 30, 2022
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$10,446	$—	$—	$10,446
Liabilities:
Contingent consideration current	—	—	—	—
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$—	$—

	As of December 31, 2021
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$12,324	$—	$—	$12,324
Liabilities:
Contingent consideration current	—	—	1,717	1,717
Contingent consideration non-current	—	—	—	—
Total contingent consideration	$—	$—	$1,717	$1,717

Cash equivalents consisting of money market funds of $10.4 million and money market funds and time deposits of $12.3 million as of September 30, 2022 and December 31, 2021, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

9.     Long-term Debt

On October 1, 2020, DoubleVerify Inc., as borrower (the “Borrower”), and MidCo, as guarantor, entered into an amendment and restatement agreement with the banks and other financial institutions party thereto, as lenders, and Capital One, National Association, as administrative agent, letter of credit issuer and swing lender, and others, to (i) amend and restate the Company’s Prior Credit Agreement, as amended and restated on October 1, 2020 (the “Credit Agreement”) and (ii) replace the Company’s Prior Credit Facilities with a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $150.0 million (with a letter of credit facility of up to $15.0 million as a sublimit). Subject to certain terms and conditions, the Borrower is entitled to request additional term loan facilities or increases in the revolving credit commitments under the New Revolving Credit Facility. The New Revolving Credit Facility is payable in quarterly installments for interest, with the principal balance due in full at maturity on October 1, 2025. Additional fees paid quarterly include fees for the unused revolving facility and unused letter of credit. The commitment fee on any unused balance is payable periodically and may range from 0.25% to 0.40% based upon the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement. The New Revolving Credit Facility bears interest at LIBOR plus 2.25%, which may vary from time to time based on the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement.

The New Revolving Credit Facility contains a number of significant negative covenants. Subject to certain exceptions, these covenants require the Borrower to comply with certain requirements and restrictions on its ability to, among other things: incur indebtedness; create liens; engage in mergers or consolidations; make investments, loans and advances; pay dividends or other distributions and repurchase capital stock; sell assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; and make certain accounting changes. As a result of these restrictions, substantially all of the net assets of the Borrower are restricted from distribution to the Company or any holders of its equity.

The New Revolving Credit Facility has a first priority lien on substantially all of the assets of MidCo, the Borrower and Ad-Juster, the Company’s indirect subsidiary. The New Revolving Credit Facility requires the Borrower to remain in compliance with a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement.

As of September 30, 2022, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, there was $0 outstanding under the New Revolving Credit Facility.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $3.6 million and $4.1 million, respectively, resulting in an effective tax rate of 25.9% and 14.1%, which includes an annualized effective tax provision of $5.2 million and $10.9 million (representing an effective tax rate of 37.4% and 37.1%) and discrete items relating primarily to non-cash compensation (representing an effective tax rate of (11.5%) and (23.0%)), respectively. During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $3.3 million and $8.4 million, respectively, resulting in an effective tax rate of 29.2% and 89.3%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Numerator:
Net Income (basic and diluted)	$10,331	$7,924	$25,200	$1,000
Denominator:
Weighted-average common shares outstanding	164,297	158,045	163,512	144,305
Dilutive effect of share-based awards	6,579	9,000	7,046	9,242
Weighted-average dilutive shares outstanding	170,876	167,045	170,558	153,547
Basic earnings per share	$0.06	$0.05	$0.15	$0.01
Diluted earnings per share	$0.06	$0.05	$0.15	$0.01

Approximately 5.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in each of the three and nine months ended September 30, 2022 because they were antidilutive. Approximately 4.6 million and 4.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2021, respectively, because they were also antidilutive.

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

A summary of stock option activity as of and for the nine months ended September 30, 2022 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2021	12,117	$10.84	7.53	$274,684
Options granted	498	26.08
Options exercised	(1,303)	3.81
Options forfeited	(315)	24.68
Outstanding as of September 30, 2022	10,997	$11.96	7.08	$181,736
Options expected to vest as of September 30, 2022	3,792	$21.35	8.46	$32,252
Options exercisable as of September 30, 2022	7,006	$6.44	6.29	$148,735

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2022. As of September 30, 2022, 2,083 market-based and performance-based awards were outstanding, with 508 stock options exercised for the nine months ended September 30, 2022.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and September 30, 2021 was $11.44 and $12.85, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021 was $27.5 million and $50.5 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The fair market value of each option granted during the nine months ended September 30, 2022 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2022
Risk - free interest rate (percentage)	2.0
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	42.8

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the nine months ended September 30, 2022 or during the nine months ended September 30, 2021.

A summary of restricted stock unit activity as of and for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2021	3,250	$24.20
Granted	1,279	24.02
Vested	(1,430)	15.81
Forfeited	(240)	28.56
Outstanding as of September 30, 2022	2,859	$27.94

The total grant date fair value of restricted stock units that vested during the nine months ended September 30, 2022 was $22.6 million.

As of September 30, 2022, unrecognized stock-based compensation expense was $91.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Product development	$3,665	$1,239	$10,575	$1,953
Sales, marketing and customer support	4,302	1,423	10,718	3,743
General and administrative	3,004	2,186	9,931	6,404
Total stock-based compensation	$10,971	$4,848	$31,224	$12,100

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. The ESPP also has a six-month holding period after the purchase date of the offering period. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense related to the ESPP totaled less than $0.1 million for each of the three and nine months ended September 30, 2021.

13.   Commitments and Contingencies

Accrued Expense

Accrued expenses as of September 30, 2022 and December 31, 2021 were as follows:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Vendor payments	$4,544	$3,639
Employee commissions and bonuses	11,467	13,324
Payroll and other employee related expense	11,904	18,879
401k and pension expense	1,633	1,775
Other taxes	976	1,026
Other costs (a)	—	2,813
Total accrued expense	$30,524	$41,456
(a)	Includes accrued expense related to the early termination of the Zentrick Deferred Payment Terms, as described in Note 4, Business Combinations.

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

15.   Subsequent Events

On November 1, 2022, the Company approved 83 stock options and 185 restricted stock units granted to employees under the 2021 Equity Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report, including under the heading “Note About Forward Looking Statements.”

Company Overview

DoubleVerify is a leading software platform for digital media measurement and analytics. Our mission is to increase the effectiveness and transparency of the digital advertising ecosystem. Through our software platform and the metrics it provides, we help preserve the fair value exchange in the digital advertising marketplace.

Our customers include many of the largest global advertisers and digital ad platforms and publishers. We deliver our suite of measurement solutions through a robust and scalable software platform that provides our customers with unified data analytics. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertiser and supply-side customers to benchmark performance across all of their digital ads and to optimize their digital strategies in real time. In 2021, our coverage spanned over 95 countries where our customers activate our services and covers all key digital media channels, formats and devices.

For each of the three and nine months ended September 30, 2022, we generated 90% of our revenue from advertiser customers. For the each of three and nine months ended September 30, 2021, we generated 91% of our revenue from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For each of three and nine months ended September 30, 2022, 10% of our revenue was generated from our supply-side customers to validate the quality of their ad inventory. For each of the three and nine months ended September 30, 2021, 9% of our revenue was generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

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

Throughout the pandemic, the underlying demand for our products has remained relatively unchanged, with limited disruption to our new customer sales. For the three months ended September 30, 2022, we generated growth of 35% in total revenue as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, we generated growth of 40% in total revenue as compared to the nine months ended September 30, 2021.

While the impact on our business has been limited to date, the pandemic and other market forces have resulted in market and supply chain disruptions and a global economic slowdown. The duration of the pandemic is highly uncertain and cannot be predicted and may materially impact our results of operations and financial condition in the future.  See “Risk Factors—Risks Relating to Our Business—Economic downturns and unstable market conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Revenue

Our customers use our solutions to measure their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2022. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three and nine months ended September 30, 2022, we generated 90% of our revenue from advertiser customers. For each of the three and nine months ended September 30, 2021, we generated 91% of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement (f/k/a Advertiser – direct) revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation (f/k/a Advertiser – programmatic) revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For each of the three and nine months ended September 30, 2022, we generated 10% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For each of the three and nine months ended September 30, 2021, Supply-side revenue comprised 9% of revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually 12 months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement (f/k/a Advertiser – direct) or measured and purchased for Activation (f/k/a Advertiser – programmatic) and supply-side customers.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Measurement (f/k/a Advertiser - direct)	$38,847	$34,057	$4,790	14%	$111,584	$93,260	$18,324	20%
Activation (f/k/a Advertiser - programmatic)	62,170	41,902	20,268	48	175,696	113,694	62,002	55
Supply-side customer	11,237	7,139	4,098	57	31,502	20,254	11,248	56
Total revenue	$112,254	$83,098	$29,156	35%	$318,782	$227,208	$91,574	40%

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

Interest expense.  Interest expense for the nine months ended September 30, 2022 and September 30, 2021 consists primarily of interest on the New Revolving Credit Facility, interest on finance leases, and also includes debt issuance costs. The New Revolving Credit Facility bears interest at LIBOR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other expense.  Other expense consists primarily of interest earned on our cash equivalents and short-term investments, gains and losses on foreign currency transactions, and change in fair value associated with contingent considerations related to our acquisitions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%	2022	2021	$	%

	(In Thousands)				(In Thousands)
Revenue	$112,254	$83,098	$29,156	35%	$318,782	$227,208	$91,574	40%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,323	13,435	5,888	44	55,036	35,929	19,107	53
Product development	23,932	16,359	7,573	46	68,742	45,658	23,084	51
Sales, marketing and customer support	27,118	19,539	7,579	39	78,535	54,653	23,882	44
General and administrative	19,395	14,465	4,930	34	60,599	58,317	2,282	4
Depreciation and amortization	8,089	7,492	597	8	25,446	21,989	3,457	16
Income from operations	14,397	11,808	2,589	22	30,424	10,662	19,762	185
Interest expense	226	249	(23)	(9)	681	936	(255)	(27)
Other expense, net	231	365	(134)	(37)	422	365	57	16
Income before income taxes	13,940	11,194	2,746	25	29,321	9,361	19,960	213
Income tax expense	3,609	3,270	339	10	4,121	8,361	(4,240)	(51)
Net income	$10,331	$7,924	$2,407	30%	$25,200	$1,000	$24,200	2,420%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	16	17	16
Product development	21	20	22	20
Sales, marketing and customer support	24	24	25	24
General and administrative	17	17	19	26
Depreciation and amortization	7	9	8	10
Income from operations	13	14	10	5
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income before income taxes	12	13	9	4
Income tax expense	3	4	1	4
Net income	9%	10%	8%	—%

Revenue

Total revenue increased by $29.2 million, or 35%, from $83.1 million in the three months ended September 30, 2021 to $112.3 million in the three months ended September 30, 2022. Total revenue increased by $91.6 million, or 40%, from $227.2 million in the nine months ended September 30, 2021 to $318.8 million in the nine months ended September 30, 2022.

Total Advertiser revenue increased by $25.1 million, or 33%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven primarily by a 17% increase in Media Transactions Measured and a 10% increase in Measured Transaction Fees, and by the acquisition of OpenSlate. Total Advertiser revenue increased by $80.3 million, or 39%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven primarily by a 22% increase in Media Transactions Measured and a 9% increase in Measured Transaction Fees, and by the acquisition of OpenSlate.

Activation revenue increased by $20.3 million, or 48%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven by greater adoption of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.  In addition, revenue from OpenSlate’s pre-campaign social activation tools and the implementation of pricing tiers based on enhanced programmatic integrations contributed to year over year growth. Activation revenue increased by $62.0 million, or 55%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven by greater adoptions of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.  In addition, revenue from OpenSlate’s pre-campaign social activation tools and the implementation of pricing tiers based on enhanced programmatic integrations contributed to year over year growth.

Measurement revenue grew $4.8 million, or 14%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by new customers and expansions by existing customers, both within and outside the United States. Measurement revenue grew $18.3 million, or 20%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by new customers and expansions by existing customers, both within and outside the United States.

Supply-side revenue grew $4.1 million, or 57%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven primarily by new platform customers and by the acquisition of OpenSlate. Supply-side revenue grew $11.2 million, or 56%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven primarily by new platform customers and by the 2021 acquisitions of Meetrics and OpenSlate.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $5.9 million, or 44%, from $13.4 million in the three months ended September 30, 2021 to $19.3 million in the three months ended September 30, 2022. Cost of revenue increased by $19.1 million, or 53%, from $35.9 million in the nine months ended September 30, 2021 to $55.0 million in the nine months ended September 30, 2022. The increase in the three months ended September 30, 2022 and in the nine months ended September 30, 2022 was primarily due to higher partner costs from revenue-sharing arrangements with Activation programmatic partners, as well as higher software and other technology costs to support increased volumes.

Product Development Expenses

Product development expenses increased by $7.6 million, or 46%, from $16.4 million in the three months ended September 30, 2021 to $23.9 million in the three months ended September 30, 2022. The increase was primarily due to an increase in personnel costs of $3.5 million, which reflects continued hiring of resources to support product-development efforts, and $2.4 million of additional stock-based compensation expenses. Product development expenses increased by $23.1 million, or 51%, from $45.7 million in the nine months ended September 30, 2021 to $68.7 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in personnel costs of $8.7 million, which reflects continued hiring of resources to support product-development efforts, and $8.6 million of additional stock-based compensation expenses.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $7.6 million, or 39%, from $19.5 million in the three months ended September 30, 2021 to $27.1 million in the three months ended September 30, 2022. The increase was primarily due to an increase in personnel costs, including sales commissions, of $3.5 million to support sales efforts, grow market presence in international markets, drive continued expansion with existing customers, and support existing and new customers, $2.9 million of higher stock-based compensation expense, $0.2 million of higher advertising, promotional, events and other marketing activities, and $0.4 million of higher personnel travel and entertainment expenses to support marketing and sales activities. Sales, marketing and customer support expenses increased by $23.9 million, or 44%, from $54.7 million in the nine months ended September 30, 2021 to $78.5 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in personnel costs, including sales commissions, of $11.5 million to support sales efforts, grow market presence in international markets, drive continued expansion with existing customers, and support existing and new customers, $7.0 million of higher stock-based compensation expense, $1.1 million of higher advertising, promotional, events and other marketing activities, and $1.7 million of higher personnel travel and entertainment expenses to support marketing and sales activities.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 34%, from $14.5 million in the three months ended September 30, 2021 to $19.4 million in the three months ended September 30, 2022. The increase was primarily due to an increase in compensation expenses of $0.4 million, an increase in stock-based compensation expenses of $0.8 million, and a $3.0 million increase in bad debt reserves. As previously disclosed, the three months ended September 30, 2021 period included a reversal of bad debt expense of $1.4 million.

General and administrative expenses increased by $2.3 million, or 4%, from $58.3 million in the nine months ended September 30, 2021 to $60.6 million in the nine months ended September 30, 2022. The increase was primarily due to a $21.7 million reduction in third party costs related to the Company’s IPO and other securities offerings, offset by an increase in compensation expenses of $4.5 million, an increase in stock-based compensation expenses of $3.5 million, an increase in insurance costs of $2.1 million for coverage as a public company, a $2.8 million increase of other costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, to the impairment of subleased office space and to the disposal of furniture for unoccupied lease office space, an increase in professional fees of $1.8 million, an increase in rent expenses of $1.2 million, and a $4.8 million increase in bad debt reserves. As previously disclosed, the nine months ended September 30, 2021 period included a reversal of bad debt expense of $1.2 million.

Depreciation and Amortization

Depreciation and amortization increased by $0.6 million, or 8%, from $7.5 million in the three months ended September 30, 2021 to $8.1 million in the three months ended September 30, 2022. The increase was primarily due to an increase in intangibles related to the acquisition of OpenSlate, which was partially offset by write-offs and fully depreciated fixed assets. Depreciation and amortization increased by $3.5 million, or 16%, from $22.0 million in the nine months ended September 30, 2021 to $25.4 million in the nine months ended September 30, 2022. The increase was primarily due to an increase in intangibles related to the acquisition of OpenSlate, which was partially offset by write-offs and fully depreciated fixed assets.

Interest Expense

Interest expense is mainly related to the New Revolving Credit Facility, which carries a variable interest rate. Interest expense decreased by less than $0.1 million, from $0.3 million in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2022. Interest expense decreased by $0.3 million, from $0.9 million in the nine months ended September 30, 2021 to $0.7 million in the nine months ended September 30, 2022. The decrease was attributable to a reduction in outstanding debt.

Other Expense, Net

Other expense decreased by $0.1 million, from $0.4 million in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2022. The net decrease was related to an increase in interest income, partially offset by the impact of changes in exchanges rates. Other expense was materially unchanged at $0.4 million in the nine months ended September 30, 2021 and $0.4 million in the nine months ended September 30, 2022.

Income Tax Expense

Income tax expense increased by $0.3 million from a $3.3 million expense in the three months ended September 30, 2021 to $3.6 million in the three months ended September 30, 2022. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments. Income tax expense decreased by $4.2 million from $8.4 million in the nine months ended September 30, 2021 to $4.1 million in the nine months ended September 30, 2022. The decrease was primarily due to permanent book-to-tax income adjustments related to non-cash compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In Thousands)		(In Thousands)
Net income	$10,331	$7,924	$25,200	$1,000
Net income margin	9%	10%	8%	0%
Depreciation and amortization	8,089	7,492	25,446	21,989
Stock-based compensation	10,971	4,848	31,224	12,100
Interest expense	226	249	681	936
Income tax expense	3,609	3,270	4,121	8,361
M&A and restructuring costs (a)	39	1,079	1,219	1,128
Offering, IPO readiness and secondary offering costs (b)	726	318	726	22,465
Other (recoveries) costs (c)	(228)	878	3,659	987
Other expense (d)	231	365	422	365
Adjusted EBITDA	$33,994	$26,423	$92,698	$69,331
Adjusted EBITDA margin	30%	32%	29%	31%

(a)	M&A and restructuring costs for the three and nine months ended September 30, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate. M&A costs for the three and nine months ended September 30, 2021 consist of transaction costs related to the acquisition of Meetrics and other reductions to deferred compensation liabilities related to acquisitions.
(b)	Offering, IPO readiness and secondary offering costs for the three and nine months ended September 30, 2022 consist of third-party costs incurred for the Company’s filing of a “shelf” registration statement on Form S-3. Offering, IPO readiness and secondary offering costs for the three and nine months ended September 30, 2021 consist of third-party costs incurred for the Company’s IPO and an underwritten secondary public offering by certain stockholders of the Company.
(c)	Other (recoveries) costs for the three and nine months ended September 30, 2022 consist of sublease income for lease office space, offset by costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, impairment related to a subleased office space and costs related to the disposal of furniture for unoccupied lease office space. For the three and nine months ended September 30, 2021, other costs include reimbursements paid to Providence for costs incurred prior to the IPO date, and non-recurring recognition of a cease-use liability related to unoccupied lease office space.

(d)	Other expense for the three and nine months ended September 30, 2022 and September 30, 2021 consists of the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2022, we had cash of $242.7 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $104.8 million.

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

On April 30, 2021, DoubleVerify Inc. paid the entire outstanding balance under the New Revolving Credit Facility of $22.0 million using proceeds from the IPO and the concurrent private placement. Following the payment and as of September 30, 2022, DoubleVerify Inc. has no outstanding variable rate indebtedness and has $150 million of availability under the New Revolving Credit Facility.

The New Revolving Credit Facility is secured by substantially all of the Company’s assets (subject to customary exceptions) and contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay dividends or make distributions to our stockholders and engage in transactions with our affiliates. DoubleVerify Inc. was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(In Thousands)
Cash flows provided by operating activities	$58,361	$58,434
Cash flows (used in) investing activities	(27,719)	(29,822)
Cash flows (used in) provided by financing activities	(8,547)	258,033
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,015)	(173)
Increase in cash, cash equivalents, and restricted cash	$21,080	$286,472

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

For the nine months ended September 30, 2022, cash provided by operating activities was $58.4 million, attributable to net income of $25.2 million, adjusted for non-cash charges of $63.3 million and $30.1 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.4 million in depreciation and amortization and $31.2 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were an increase in trade receivables, prepaid assets and other assets of $26.0 million due mainly to timing of collections which vary from period to period, and a decrease of $4.2 million in accrued expense and other liabilities primarily related to the timing of employee related liabilities.

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

Investing Activities

For the nine months ended September 30, 2022, cash used in investing activities of $27.7 million was attributable to purchases of property, plant and equipment, including leasehold improvements for the Company’s new global headquarters, and capitalized software development costs. For the nine months ended September 30, 2021, cash used in investing activities of $29.8 million was attributable to the acquisition of Meetrics, purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the nine months ended September 30, 2022, cash used in financing activities of $8.5 million was primarily due to $9.7 million related to shares repurchased for settlement of employee tax withholding. For the nine months ended September 30, 2021, cash provided by financing activities of $258.0 million was primarily due to $299.4 million of proceeds from the IPO and concurrent private placement and stock option exercises of $5.5 million, partially offset by $22.0 million of debt repayment and $21.8 million of offering costs.

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

Effective January 1, 2022, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2022 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2022

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)