Form 10-Q
period 2023-03-31
DoubleVerify Holdings, Inc.
filed 2023-05-10
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2023, there were 166,288,277 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

Special Note Regarding Forward-Looking Statements

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K, for the year ended December 31, 2022 and filed with the Securities and Exchange Commission (“SEC”), on March 1, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$285,738	$267,813
Trade receivables, net of allowances for doubtful accounts of $9,883 and $8,893 as of March 31, 2023 and December 31, 2022, respectively	174,262	167,122
Prepaid expenses and other current assets	16,695	10,161
Total current assets	476,695	445,096
Property, plant and equipment, net	48,842	47,034
Operating lease right-of-use assets, net	64,381	64,692
Goodwill	343,859	343,011
Intangible assets, net	129,352	135,429
Deferred tax assets	35	35
Other non-current assets	1,701	1,731
Total assets	$1,064,865	$1,037,028
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$10,672	$6,675
Accrued expenses	25,485	33,085
Operating lease liabilities, current	7,852	7,041
Income tax liabilities	22,801	11,953
Current portion of finance lease obligations	1,615	1,846
Other current liabilities	7,585	8,310
Total current liabilities	76,010	68,910
Operating lease liabilities, non-current	74,218	74,086
Finance lease obligations	497	779
Deferred tax liabilities	7,527	12,890
Other non-current liabilities	3,415	3,504
Total liabilities	161,667	160,169
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 166,157 shares issued and 166,131 outstanding as of March 31, 2023; 1,000,000 shares authorized, 165,448 shares issued and 165,417 outstanding as of December 31, 2022	166	165
Additional paid-in capital	769,142	756,299
Treasury stock, at cost, 26 shares and 31 shares as of March 31, 2023 and December 31, 2022, respectively	(669)	(796)
Retained earnings	139,692	127,517
Accumulated other comprehensive loss, net of income taxes	(5,133)	(6,326)
Total stockholders’ equity	903,198	876,859
Total liabilities and stockholders' equity	$1,064,865	$1,037,028

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$122,594	$96,723
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23,952	16,877
Product development	28,555	21,588
Sales, marketing and customer support	25,712	26,684
General and administrative	20,188	19,675
Depreciation and amortization	8,983	9,040
Income from operations	15,204	2,859
Interest expense	256	232
Other (income) expense, net	(2,734)	46
Income before income taxes	17,682	2,581
Income tax expense (benefit)	5,507	(1,998)
Net income	$12,175	$4,579
Earnings per share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Weighted-average common stock outstanding:
Basic	165,631	162,612
Diluted	171,657	170,439
Comprehensive income:
Net income	$12,175	$4,579
Other comprehensive income:
Foreign currency cumulative translation adjustment	1,193	(1,570)
Total comprehensive income	$13,368	$3,009

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Comprehensive
					Additional		Income (Loss)	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	$166	26	$(669)	$769,142	$139,692	$(5,133)	$903,198

Balance as of January 1, 2022	162,347	$162	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Operating activities:
Net income	$12,175	$4,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Bad debt expense	1,285	1,079
Depreciation and amortization expense	8,983	9,040
Amortization of debt issuance costs	74	74
Non-cash lease expense	1,658	2,002
Deferred taxes	(5,382)	(2,016)
Stock-based compensation expense	11,813	10,994
Interest income	—	(14)
Loss on disposal of fixed assets	—	471
Other	(2)	(150)
Changes in operating assets and liabilities
Trade receivables	(8,052)	(12,224)
Prepaid expenses and other assets	(6,874)	(2,332)
Trade payables	3,700	2
Accrued expenses and other liabilities	2,048	(13,754)
Net cash provided by (used in) operating activities	21,426	(2,249)
Investing activities:
Purchase of property, plant and equipment	(4,099)	(4,759)
Net cash (used in) investing activities	(4,099)	(4,759)
Financing activities:
Proceeds from revolving credit facility	50,000	—
Payments to revolving credit facility	(50,000)	—
Payment of contingent consideration related to Zentrick acquisition	—	(3,247)
Proceeds from common stock issued upon exercise of stock options	1,766	1,678
Payments related to offering costs	—	(6)
Finance lease payments	(513)	(480)
Shares repurchased for settlement of employee tax withholdings	(787)	(1,058)
Net cash provided by (used in) financing activities	466	(3,113)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	131	131
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,924	(9,990)
Cash, cash equivalents, and restricted cash - Beginning of period	267,938	221,725
Cash, cash equivalents, and restricted cash - End of period	$285,862	$211,735

Cash and cash equivalents	$285,738	$211,600
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	124	135
Total cash and cash equivalents and restricted cash	$285,862	$211,735
Supplemental cash flow information:
Cash paid for taxes	$1,708	$948
Cash paid for interest	$266	$244
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$1,415	$79,563
Capital assets financed by accounts payable and accrued expenses	$378	$—
Stock-based compensation included in capitalized software development costs	$179	$—

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

The Company is headquartered in New York, New York and has wholly-owned subsidiaries in numerous jurisdictions including Israel, the United Kingdom, the United Arab Emirates, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, Finland, and India, and operates in one reportable segment.

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022, the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Activation	$69,892	$53,031
Measurement	41,385	33,834
Supply-side customer	11,317	9,858
Total revenue	$122,594	$96,723

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $48.8 million and $52.7 million as of March 31, 2023 and December 31, 2022, respectively.

4.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2022 to March 31, 2023:

(in thousands)
Goodwill at December 31, 2022	$343,011
Foreign exchange impact	848
Goodwill at March 31, 2023	$343,859

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,734	$(4,506)	$7,228	$11,733	$(4,294)	$7,439
Customer relationships	145,949	(52,789)	93,160	145,834	(49,587)	96,247
Developed technology	76,827	(47,876)	28,951	76,677	(44,956)	31,721
Non-compete agreements	65	(52)	13	64	(42)	22
Total intangible assets	$234,575	$(105,223)	$129,352	$234,308	$(98,879)	$135,429

Amortization expense related to intangible assets for the three months ended March 31, 2023 and March 31, 2022 is $6.2 million and $6.3 million, respectively.

Estimated future expected amortization expense of intangible assets as of March 31, 2023 is as follows:

(in thousands)
2023 (for remaining nine months)	$18,606
2024	23,314
2025	21,182
2026	16,084
2027	13,874
2028	13,453
Thereafter	22,839
Total	$129,352

The weighted-average remaining useful life by major asset classes as of March 31, 2023 is as follows:

(In years)
Trademarks and brands	9
Customer relationships	7
Developed technology	3
Non-compete agreements	1

There were no impairments identified during the three months ended March 31, 2023 or March 31, 2022.

5.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Computers and peripheral equipment	$19,264	$19,189
Office furniture and equipment	2,544	2,542
Leasehold improvements	31,492	29,678
Capitalized software development costs	24,579	22,026
Less accumulated depreciation and amortization	(29,037)	(26,401)
Total property, plant and equipment, net	$48,842	$47,034

For each of the three months ended March 31, 2023 and March 31, 2022, total depreciation expense was $2.7 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $12.3 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, accumulated depreciation related to property and equipment under finance lease obligations totaled $11.4 million and $11.2 million, respectively. Refer to Note 6, Leases.

6.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in thousands)	2023	2022
Lease cost:
Operating lease cost (1)	$2,587	$2,878
Finance lease cost
Depreciation of finance lease assets (2)	217	372
Interest on finance lease liabilities (3)	23	42
Short-term lease cost (1)	246	251
Sublease income (1)	(267)	—
Total lease cost	$2,806	$3,543

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,336	$1,180
Operating cash outflows from finance leases	$23	$35
Financing cash outflows from finance leases	$513	$480
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of March 31, 2023 and 2022, respectively:

	March 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	13.9	14.7
Weighted-average remaining lease term - finance leases (in years)	1.4	2.2
Weighted-average discount rate - operating leases	4.5%	4.4%
Weighted-average discount rate - finance leases	3.7%	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of March 31, 2023 are as follows:

	March 31, 2023
(in thousands)	Operating Leases	Finance Leases
2023 (for remaining nine months)	$5,861	$1,401
2024	8,160	598
2025	7,538	168
2026	6,783	—
2027	6,660	—
2028	6,751	—
Thereafter	74,037	—
Total lease payments	115,790	2,167
Less amount representing interest	(33,720)	(55)
Present value of total lease payments	$82,070	$2,112

7.     Fair Value Measurement

As of March 31, 2023, the Company did not have any financial instruments measured at fair value.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

As of December 31, 2022
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$11,710	$—	$—	$11,710

Cash equivalents consisting of money market funds of $11.7 million as of December 31, 2022, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

On March 29, 2023, the Company entered into an amendment to the New Revolving Credit Facility to replace the LIBOR based interest rate with a Secured Overnight Financing Rate (“SOFR”) based interest rate. The New Revolving Credit Facility bears interest at SOFR plus 2.00% or the Alternate Base Rate plus 1.00% (at the Company’s option), which may vary from time to time based on the Borrower’s total net leverage ratio calculated in accordance with the Credit Agreement.

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

As of March 31, 2023, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2023.

During the three months ended March 31, 2023, the Company borrowed and repaid $50.0 million on the New Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three months ended March 31, 2023, the Company recorded an income tax provision of $5.5 million, resulting in an effective tax rate of 31.1%, which includes an annualized effective tax provision of $31.1 million (representing an effective tax rate of 32.9%) and discrete items relating primarily to non-cash compensation (representing an effective tax rate of (0.4%)). During the three months ended March 31, 2022, the Company recorded an income tax benefit of $2.0 million, resulting in an effective tax rate of (77.4%). These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

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

10.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net Income (basic and diluted)	$12,175	$4,579
Denominator:
Weighted-average common shares outstanding	165,631	162,612
Dilutive effect of share-based awards	6,026	7,827
Weighted-average dilutive shares outstanding	171,657	170,439
Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

Approximately 7.1 million and 4.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2023 and March 31, 2022, respectively, because they were antidilutive.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of stock option activity as of and for the three months ended March 31, 2023 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2022	11,861	$13.43	7.17	$129,323
Options granted	789	24.72
Options exercised	(544)	3.20
Options forfeited	(41)	27.75
Outstanding as of March 31, 2023	12,065	$14.58	7.20	$194,352
Options expected to vest as of March 31, 2023	4,477	$22.98	8.68	$35,705
Options exercisable as of March 31, 2023	7,232	$8.82	6.18	$156,941

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2023. During the three months ended March 31, 2023, 11 stock options were exercised and 2,015 market-based and performance-based stock options remain outstanding as of March 31, 2023.

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and March 31, 2022 was $12.21 and $12.77, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and March 31, 2022 was $12.8 million and $12.1 million, respectively.

The fair market value of each option granted during the three months ended March 31, 2023 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2023
Risk - free interest rate (percentage)	3.6
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.5

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the three months ended March 31, 2023 and March 31, 2022.

A summary of restricted stock unit activity as of and for the three months ended March 31, 2023 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	3,154	$27.07
Granted	1,988	24.90
Vested	(218)	26.94
Forfeited	(56)	28.94
Outstanding as of March 31, 2023	4,868	$26.17

The total grant date fair value of restricted stock units that vested during the three months ended March 31, 2023 was $5.9 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of March 31, 2023, unrecognized stock-based compensation expense was $146.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Product development	$4,379	$3,366
Sales, marketing and customer support	3,507	3,829
General and administrative	3,927	3,799
Total stock-based compensation	$11,813	$10,994

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

12.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 were as follows:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Vendor payments	$5,175	$4,824
Employee commissions and bonuses	10,006	17,718
Payroll and other employee related expense	7,581	7,024
401k and pension expense	451	2,144
Other taxes	2,272	1,375
Total accrued expenses	$25,485	$33,085

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Other (Income) Expense, Net

Other (income) expense, net primarily consists of interest income and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. For the three months ended March 31, 2023, Other (income) expense, net was $2.7 million, primarily consisting of interest income earned on interest-bearing monetary assets. For the three months ended March 31, 2022, Other (income) expense, net was less than $0.1 million, primarily related to losses from changes in foreign exchange rates.

13.   Commitments and Contingencies

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

15.   Subsequent Events

On May 1, 2023, the Company approved 54 stock options and 156 restricted stock units under the 2021 Equity Plan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report, including under the heading “Special Note Regarding Forward-Looking Statements.”

Company Overview

DoubleVerify is a leading software platform for digital media measurement and analytics. Our mission is to create stronger, safer, more secure digital transactions that drive optimal outcomes for global advertisers. Through our software platform and the metrics it provides, we help preserve the fair value exchange in the digital advertising marketplace.

Our customers include many of the largest global advertisers and digital ad platforms and publishers. We deliver our suite of measurement solutions through a robust and scalable software platform that provides our customers with unified data analytics. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertiser and supply-side customers to benchmark performance across all of their digital ads and to optimize business outcomes in real time. In 2022, our coverage spanned nearly 100 countries where our customers activate our services and covers all key digital media channels, formats and devices.

For the three months ended March 31, 2023 and March 31, 2022, we generated 91% and 90% of our revenue, respectively, from advertiser customers. We derive revenue from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change.

For the three months ended March 31, 2023 and March 31, 2022, 9% and 10% of our revenue, respectively, was generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

Russia’s Invasion of Ukraine

In February 2022, the Russian Federation commenced a military action in Ukraine.  In response to the military action, and in support of the people of Ukraine, we voluntarily discontinued our relationships with Russia-based customers. We continue to monitor the situation and the current and potential impact on our business, our people and our customers. The impact on our business to date is not material, but, as a result of the discontinuation of services with Russia-based advertisers and the ongoing conflict in Ukraine, the Company had a $1.0 million increase in bad debt reserves during the three months ended March 31, 2022.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended March 31, 2023. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended March 31, 2023 and March 31, 2022, we generated 91% and 90% of our revenue, respectively, from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended March 31, 2023 and March 31, 2022, we generated 9% and 10% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers.

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%

	(In Thousands)
Revenue by customer type:
Activation	$69,892	$53,031	$16,861	32%
Measurement	41,385	33,834	7,551	22
Supply-side customer	11,317	9,858	1,459	15
Total revenue	$122,594	$96,723	$25,871	27%

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

Product development.  Product development expenses primarily consist of personnel costs, including salaries, bonuses, stock-based compensation and benefits, third party vendors and outsourced engineering services, and allocated overhead. Overhead costs such as information technology infrastructure, rent and occupancy charges are allocated based on headcount. Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in Property, plant and equipment, net on our Condensed Consolidated Balance Sheets. Capitalized software development costs are amortized to depreciation and amortization.

Sales, marketing, and customer support.  Sales, marketing, and customer support expenses primarily consist of personnel costs directly associated with sales, marketing, and customer support departments, including salaries, bonuses, commissions, stock-based compensation and benefits, and allocated overhead. Overhead costs such as information technology infrastructure, rent and occupancy charges are allocated based on headcount. Sales and marketing expense also includes costs for promotional marketing activities, advertising costs, and attendance at events and trade shows. Sales commissions are expensed as incurred.

General and administrative.  General and administrative expenses primarily consist of personnel expenses associated with our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include professional fees for external accounting, legal, investor relations and other consulting services, expenses to operate as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, other overhead expenses including insurance, as well as third-party costs related to acquisitions.

Interest expense.  Interest expense for the three months ended March 31, 2023 and March 31, 2022 consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%

	(In Thousands)
Revenue	$122,594	$96,723	$25,871	27%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23,952	16,877	7,075	42
Product development	28,555	21,588	6,967	32
Sales, marketing and customer support	25,712	26,684	(972)	(4)
General and administrative	20,188	19,675	513	3
Depreciation and amortization	8,983	9,040	(57)	(1)
Income from operations	15,204	2,859	12,345	432
Interest expense	256	232	24	10
Other (income) expense, net	(2,734)	46	(2,780)	6,043
Income before income taxes	17,682	2,581	15,101	585
Income tax expense (benefit)	5,507	(1,998)	7,505	376
Net income	$12,175	$4,579	$7,596	166%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	20	17
Product development	23	22
Sales, marketing and customer support	21	28
General and administrative	16	20
Depreciation and amortization	7	9
Income from operations	12	3
Interest expense	—	—
Other (income) expense, net	(2)	—
Income before income taxes	14	3
Income tax expense (benefit)	4	(2)
Net income	10%	5%

Revenue

Total revenue increased by $25.9 million, or 27%, from $96.7 million in the three months ended March 31, 2022 to $122.6 million in the three months ended March 31, 2023.

Total Advertiser revenue increased by $24.4 million, or 28%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven primarily by a 25% increase in Media Transactions Measured and a 3% increase in Measured Transaction Fees.

Activation revenue increased by $16.9 million, or 32%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven by greater adoption of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.

Measurement revenue grew $7.6 million, or 22%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by new customers and expansions by existing customers, both within and outside the United States.

Supply-side revenue grew $1.5 million, or 15%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven primarily by an increase in revenue from existing customers and from new platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $7.1 million, or 42%, from $16.9 million in the three months ended March 31, 2022 to $24.0 million in the three months ended March 31, 2023. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as accelerated investments in cloud services to provide scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $7.0 million, or 32%, from $21.6 million in the three months ended March 31, 2022 to $28.6 million in the three months ended March 31, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $5.5 million, an increase in third-party software costs and outsourced engineering services of $1.0 million to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses decreased by $1.0 million, or 4%, from $26.7 million in the three months ended March 31, 2022 to $25.7 million in the three months ended March 31, 2023. The decrease was primarily due to a decrease in personnel costs, including stock-based compensation and sales commissions, of $1.8 million. This was partially offset by marketing activities, including advertising, promotions, events and other activities which increased $0.5 million, and personnel travel and entertainment expenses to support marketing and sales activities which increased $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 3%, from $19.7 million in the three months ended March 31, 2022 to $20.2 million in the three months ended March 31, 2023. Personnel costs, including stock-based compensation, increased $0.5 million. Non-personnel costs included $0.2 million in third-party costs incurred for an underwritten secondary public offering by certain stockholders of the Company and $0.6 million in sales tax. Cost increases were offset by a $0.7 million decrease in transaction costs, integration and restructuring costs related to the acquisition of OpenSlate.

Depreciation and Amortization

Depreciation and amortization decreased by $0.1 million, or 1%, from $9.0 million in the three months ended March 31, 2022, to $9.0 million in the three months ended March 31, 2023.  The decrease was primarily due to the impact of fully depreciated assets.

Interest Expense

Interest expense increased by less than $0.1 million, from $0.2 million in the three months ended March 31, 2022 to $0.3 million in the three months ended March 31, 2023. The increase was attributable to the borrowing under the New Revolving Credit Facility that was initiated on March 10, 2023, which was repaid in full on March 17, 2023.

Other (Income) Expense, Net

Other (income) expense, net increased by $2.8 million, from an expense of less than $0.1 million in the three months ended March 31, 2022 to income of $2.7 million in the three months ended March 31, 2023. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $7.5 million from a $2.0 million benefit in the three months ended March 31, 2022 to a $5.5 million expense in the three months ended March 31, 2023. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments.

Adjusted EBITDA

In addition to our results determined in accordance with GAAP, Management believes that certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin, are useful in evaluating our business. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
Net income	$12,175	$4,579
Net income margin	10%	5%
Depreciation and amortization	8,983	9,040
Stock-based compensation	11,813	10,994
Interest expense	256	232
Income tax expense (benefit)	5,507	(1,998)
M&A and restructuring costs (a)	—	653
Offering, IPO readiness and secondary offering costs (b)	187	—
Other (recoveries) costs (c)	(267)	1,197
Other (income) expense (d)	(2,734)	46
Adjusted EBITDA	$35,920	$24,743
Adjusted EBITDA margin	29%	26%

(a)	M&A and restructuring costs for the three months ended March 31, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate.
(b)	Offering, IPO readiness and secondary offering costs for the three months ended March 31, 2023 consist of third-party costs incurred for an underwritten secondary public offering by certain stockholders of the Company.
(c)	Other (recoveries) costs for the three months ended March 31, 2023 consist of sublease income for leased office space. For the three months ended March 31, 2022, other costs consist of costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, and of costs related to the disposal of furniture for an unoccupied leased office space.
(d)	Other (income) expense for the three months ended March 31, 2023 and March 31, 2022 consist of interest income earned on interest-bearing monetary assets, and of the impact of changes in foreign currency exchange rates.

We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are useful to investors for period to period comparisons of our core business and for understanding and evaluating trends in operating results on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

In addition, other companies in our industry may calculate these non-GAAP financial measures differently, therefore limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP financial measures only supplementally.

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2023, we had cash of $285.7 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $114.9 million.

We believe existing cash and cash generated from operations, together with the $150.0 million undrawn balance under the New Revolving Credit Facility as of March 31, 2023, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our liquidity has not been materially impacted to date by Russia’s invasion of Ukraine, as discussed above.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Obligations

On March 10, 2023, we initiated a borrowing of $50.0 million under the New Revolving Credit Facility and subsequently repaid $50.0 million on March 17, 2023.  As of March 31, 2023, there was no outstanding debt under the New Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
Cash flows provided by (used in) operating activities	$21,426	$(2,249)
Cash flows (used in) investing activities	(4,099)	(4,759)
Cash flows provided by (used in) financing activities	466	(3,113)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	131	131
Increase (decrease) in cash, cash equivalents, and restricted cash	$17,924	$(9,990)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations and by changes in our working capital. In particular, trade receivables increase in conjunction with our rapid growth in sales and decrease based on timing of cash receipts from our customers. The timing of payments of trade payables also impacts our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period.

For the three months ended March 31, 2023, cash provided by operating activities was $21.4 million, attributable to net income of $12.2 million, adjusted for non-cash charges of $18.4 million and $9.2 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.0 million in depreciation and amortization and $11.8 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $14.9 million increase in trade receivables, prepaid assets and other assets due mainly to an increase in sales and the timing of collections, and a $5.7 million increase in trade payables and accrued expenses primarily related to the timing of vendor payments.

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

Investing Activities

For the three months ended March 31, 2023, cash used in investing activities of $4.1 million was attributable to purchases of property, plant and equipment, and capitalized software development costs. For the three months ended March 31, 2022, cash used in investing activities of $4.8 million was attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the three months ended March 31, 2023, cash provided by financing activities of $0.5 million was primarily due to $1.8 million proceeds from common stock issued upon exercise of stock options, offset by $0.8 million of shares repurchased for settlement of employee tax withholding and by $0.5 million of finance lease payments. For the three months ended March 31, 2022, cash used in financing activities of $3.1 million was primarily due to a $3.2 million payment of contingent consideration related to the Zentrick acquisition.

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

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2023 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, except for the additional risks noted below.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our or our customers’ liquidity and financial performance.

We maintain U.S. cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in banks in certain foreign jurisdictions in which we operate, some of which are not insured or are only partially insured by the FDIC or similar entities. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints for us or for our customers. Recently, more than one FDIC insured bank has abruptly failed. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance.  Our customers, including those of our customers that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any similar resulting adverse effects to our customers’ liquidity or financial performance could reduce the demand for our solutions or affect the collectability of our accounts receivable.  There can be no assurance that deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government or any applicable foreign government, or that any bank or financial institution with which we or our customers do business will be able to obtain the necessary liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

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

PART II — OTHER INFORMATION

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

10.1

First Amendment to Second Amended and Restated Credit Agreement, entered into as of March 29, 2023, by and among DoubleVerify MidCo, Inc., DoubleVerify Inc., the lenders party thereto and Capital One, National Association, as administrative agent for the lenders.

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

Date: May 10, 2023

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)