Form 10-Q
period 2023-06-30
DoubleVerify Holdings, Inc.
filed 2023-07-31
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 20, 2023, there were 167,403,199 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$295,437	$267,813
Trade receivables, net of allowances for doubtful accounts of $10,757 and $8,893 as of June 30, 2023 and December 31, 2022, respectively	176,007	167,122
Prepaid expenses and other current assets	20,715	10,161
Total current assets	492,159	445,096
Property, plant and equipment, net	54,793	47,034
Operating lease right-of-use assets, net	62,499	64,692
Goodwill	343,682	343,011
Intangible assets, net	122,974	135,429
Deferred tax assets	4,901	35
Other non-current assets	1,657	1,731
Total assets	$1,082,665	$1,037,028
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$8,837	$6,675
Accrued expenses	36,945	33,085
Operating lease liabilities, current	8,851	7,041
Income tax liabilities	—	11,953
Current portion of finance lease obligations	3,139	1,846
Other current liabilities	8,476	8,310
Total current liabilities	66,248	68,910
Operating lease liabilities, non-current	73,369	74,086
Finance lease obligations	3,938	779
Deferred tax liabilities	1,132	12,890
Other non-current liabilities	3,756	3,504
Total liabilities	148,443	160,169
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 167,250 shares issued and 167,234 outstanding as of June 30, 2023; 1,000,000 shares authorized, 165,448 shares issued and 165,417 outstanding as of December 31, 2022	167	165
Additional paid-in capital	787,562	756,299
Treasury stock, at cost, 16 shares and 31 shares as of June 30, 2023 and December 31, 2022, respectively	(528)	(796)
Retained earnings	152,531	127,517
Accumulated other comprehensive loss, net of income taxes	(5,510)	(6,326)
Total stockholders’ equity	934,222	876,859
Total liabilities and stockholders' equity	$1,082,665	$1,037,028

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$133,744	$109,805	$256,338	$206,528
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,191	18,836	50,143	35,713
Product development	31,941	23,222	60,496	44,810
Sales, marketing and customer support	31,537	24,733	57,249	51,417
General and administrative	19,755	21,529	39,943	41,204
Depreciation and amortization	9,676	8,317	18,659	17,357
Income from operations	14,644	13,168	29,848	16,027
Interest expense	247	223	503	455
Other (income) expense, net	(2,476)	145	(5,210)	191
Income before income taxes	16,873	12,800	34,555	15,381
Income tax expense	4,034	2,510	9,541	512
Net income	$12,839	$10,290	$25,014	$14,869
Earnings per share:
Basic	$0.08	$0.06	$0.15	$0.09
Diluted	$0.07	$0.06	$0.15	$0.09
Weighted-average common stock outstanding:
Basic	166,540	163,610	166,088	163,114
Diluted	172,488	170,223	172,129	170,359
Comprehensive income:
Net income	$12,839	$10,290	$25,014	$14,869
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(377)	(5,634)	816	(7,204)
Total comprehensive income	$12,462	$4,656	$25,830	$7,665

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Comprehensive
					Additional		Income (Loss)	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	$166	26	$(669)	$769,142	$139,692	$(5,133)	$903,198
Foreign currency translation adjustment	—	—	—	—	—	—	(377)	(377)
Shares repurchased for settlement of employee tax withholdings	—	—	57	(1,966)	—	—	—	(1,966)
Stock-based compensation expense	—	—	—	—	15,399	—	—	15,399
Common stock issued under employee purchase plan	49	—	—	—	1,138	—	—	1,138
Common stock issued upon exercise of stock options	711	1	—	—	3,990	—	—	3,991
Common stock issued upon vesting of restricted stock units	333	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(67)	2,107	(2,107)	—	—	—
Net income	—	—	—	—	—	12,839	—	12,839
Balance as of June 30, 2023	167,250	$167	16	$(528)	$787,562	$152,531	$(5,510)	$934,222

Balance as of January 1, 2022	162,347	$162	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689
Foreign currency translation adjustment	—	—	—	—	—	—	(5,634)	(5,634)
Shares repurchased for settlement of employee tax withholdings	—	—	320	(8,133)	—	—	—	(8,133)
Stock-based compensation expense	—	—	—	—	9,517	—	—	9,517
Common stock issued under employee purchase plan	41	—	—	—	768	—	—	768
Common stock issued upon exercise of stock options	176	—	—	—	838	—	—	838
Common stock issued upon vesting of restricted stock units	798	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(128)	3,447	(3,447)	—	—	—
Net income	—	—	—	—	—	10,290	—	10,290
Balance as of June 30, 2022	164,133	$164	283	$(7,546)	$737,574	$99,118	$(7,975)	$821,335

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Operating activities:
Net income	$25,014	$14,869
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	3,706	1,997
Depreciation and amortization expense	18,659	17,357
Amortization of debt issuance costs	147	147
Non-cash lease expense	3,293	3,882
Deferred taxes	(16,639)	(3,974)
Stock-based compensation expense	26,980	20,253
Interest expense	25	72
Loss on disposal of fixed assets	5	1,345
Impairment of long-lived assets	—	1,510
Other	209	(302)
Changes in operating assets and liabilities
Trade receivables	(12,214)	(21,942)
Prepaid expenses and other assets	(11,168)	(949)
Trade payables	2,126	2,262
Accrued expenses and other liabilities	(7,979)	(9,978)
Net cash provided by operating activities	32,164	26,549
Investing activities:
Purchase of property, plant and equipment	(7,671)	(13,606)
Net cash (used in) investing activities	(7,671)	(13,606)
Financing activities:
Proceeds from revolving credit facility	50,000	—
Payments to revolving credit facility	(50,000)	—
Payment of contingent consideration related to Zentrick acquisition	—	(3,247)
Proceeds from common stock issued upon exercise of stock options	5,757	2,516
Proceeds from common stock issued under employee purchase plan	1,138	768
Payments related to offering costs	—	(6)
Finance lease payments	(1,028)	(907)
Shares repurchased for settlement of employee tax withholdings	(2,753)	(9,191)
Net cash provided by (used in) financing activities	3,114	(10,067)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	15	(738)
Net increase in cash, cash equivalents, and restricted cash	27,622	2,138
Cash, cash equivalents, and restricted cash - Beginning of period	267,938	221,725
Cash, cash equivalents, and restricted cash - End of period	$295,560	$223,863

Cash and cash equivalents	$295,437	$223,738
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	123	125
Total cash and cash equivalents and restricted cash	$295,560	$223,863
Supplemental cash flow information:
Cash paid for taxes	$41,284	$1,161
Cash paid for interest	$389	$282
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$1,261	$79,565
Acquisition of equipment under finance lease	$5,479	$—
Capital assets financed by accounts payable and accrued expenses	$480	$—
Stock-based compensation included in capitalized software development costs	$411	$258

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents in treasury bills, money market funds and savings accounts to reduce the Company’s exposure to market risk.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Activation	$77,942	$60,495	$147,834	$113,526
Measurement	44,989	38,903	86,374	72,737
Supply-side customer	10,813	10,407	22,130	20,265
Total revenue	$133,744	$109,805	$256,338	$206,528

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $52.9 million and $52.7 million as of June 30, 2023 and December 31, 2022, respectively.

4.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2022 to June 30, 2023:

(in thousands)
Goodwill at December 31, 2022	$343,011
Foreign exchange impact	671
Goodwill at June 30, 2023	$343,682

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,733	$(4,717)	$7,016	$11,733	$(4,294)	$7,439
Customer relationships	145,925	(55,974)	89,951	145,834	(49,587)	96,247
Developed technology	76,785	(50,783)	26,002	76,677	(44,956)	31,721
Non-compete agreements	65	(60)	5	64	(42)	22
Total intangible assets	$234,508	$(111,534)	$122,974	$234,308	$(98,879)	$135,429

Amortization expense related to intangible assets for the three months ended June 30, 2023 and June 30, 2022 was $6.4 million and $6.2 million, respectively. Amortization expense related to intangible assets amounted to $12.6 million for each of the six months ended June 30, 2023 and June 30, 2022.

Estimated future expected amortization expense of intangible assets as of June 30, 2023 is as follows:

(in thousands)
2023 (for remaining six months)	$13,112
2024	22,792
2025	20,836
2026	16,082
2027	13,872
2028	13,451
Thereafter	22,829
Total	$122,974

The weighted-average remaining useful life by major asset classes as of June 30, 2023 is as follows:

(In years)
Trademarks and brands	9
Customer relationships	7
Developed technology	2
Non-compete agreements	1

There were no impairments identified during the six months ended June 30, 2023 or June 30, 2022.

5.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Computers and peripheral equipment	$24,739	$19,189
Office furniture and equipment	3,014	2,542
Leasehold improvements	32,008	29,678
Capitalized software development costs	25,920	22,026
Less accumulated depreciation and amortization	(30,888)	(26,401)
Total property, plant and equipment, net	$54,793	$47,034

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

For the three months ended June 30, 2023 and June 30, 2022, total depreciation expense was $3.3 million and $2.1 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, total depreciation expense was $6.1 million and $4.8 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.7 million and $12.3 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, accumulated depreciation related to property and equipment under finance lease obligations totaled $11.7 million and $11.2 million, respectively. Refer to Note 6, Leases.

6.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Lease cost:
Operating lease cost (1)	$2,582	$2,747	$5,169	$5,625
Finance lease cost:
Depreciation of finance lease assets (2)	314	330	531	702
Interest on finance lease liabilities (3)	43	37	66	79
Short-term lease cost (1)	243	277	489	528
Sublease income (1)	(267)	(89)	(534)	(89)
Total lease cost	$2,915	$3,302	$5,721	$6,845

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,516	$1,139	$2,852	$2,319
Operating cash outflows from finance leases	$17	$37	$40	$72
Financing cash outflows from finance leases	$515	$427	$1,028	$907
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of June 30, 2023 and 2022, respectively:

	June 30,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	13.8	14.4
Weighted-average remaining lease term - finance leases (in years)	2.6	2.0
Weighted-average discount rate - operating leases	4.5%	4.4%
Weighted-average discount rate - finance leases	5.2%	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of June 30, 2023 are as follows:

	June 30, 2023
(in thousands)	Operating Leases	Finance Leases
2023 (for remaining six months)	$4,625	$2,022
2024	8,581	2,579
2025	7,598	2,150
2026	6,782	825
2027	6,659	—
2028	6,750	—
Thereafter	74,037	—
Total lease payments	115,032	7,576
Less amount representing interest	(32,812)	(499)
Present value of total lease payments	$82,220	$7,077

7.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of June 30, 2023
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$49,716	$—	$—	$49,716

As of December 31, 2022
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$11,710	$—	$—	$11,710

Cash equivalents consisting of treasury bills of $49.7 million and of money market funds of $11.7 million as of June 30, 2023 and December 31, 2022, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

As of June 30, 2023, the amortized cost of the Company’s treasury bills approximates fair value. For the three and six months ended June 30, 2023, the Company did not record any unrealized gains, unrealized losses, or credit losses.

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

As of June 30, 2023, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2023.

During the three months ended March 31, 2023, the Company borrowed and repaid $50.0 million on the New Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, there was no outstanding debt under the New Revolving Credit Facility.

9.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, and changes to forecasted permanent book to tax differences (e.g., non-deductible expenses).

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $4.0 million and $9.5 million, respectively, resulting in an effective tax rate of 23.1% and 27.2%, that includes discrete items primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes, which represent a rate impact of (10.4%) and (6.2%), respectively. During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $2.5 million and $0.5 million, respectively, resulting in an effective tax rate of 19.6% and 3.3%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

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

The deferred tax assets have been determined to be more likely than not realizable. The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if, based upon both positive and negative evidence, it believed that such assets may not be recovered.

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

DoubleVerify and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) in various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2016-2018 tax years. Also, under audit by the Commonwealth of Massachusetts is the Company’s U.S subsidiary for the 2019 and 2020 tax years. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from the aforementioned, the Company is not currently under audit in any other jurisdiction.

10.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net Income (basic and diluted)	$12,839	$10,290	$25,014	$14,869
Denominator:
Weighted-average common shares outstanding	166,540	163,610	166,088	163,114
Dilutive effect of share-based awards	5,948	6,613	6,041	7,245
Weighted-average dilutive shares outstanding	172,488	170,223	172,129	170,359
Basic earnings per share	$0.08	$0.06	$0.15	$0.09
Diluted earnings per share	$0.07	$0.06	$0.15	$0.09

Approximately 8.6 million and 7.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2023, respectively, because they were antidilutive.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 5.5 million and 5.2 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2022, respectively, because they were also antidilutive.

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

A summary of stock option activity as of and for the six months ended June 30, 2023 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2022	11,861	$13.43	7.17	$129,323
Options granted	850	25.03
Options exercised	(1,295)	4.46
Options forfeited	(63)	26.03
Outstanding as of June 30, 2023	11,353	$15.25	7.07	$268,700
Options expected to vest as of June 30, 2023	4,071	$23.55	8.51	$62,578
Options exercisable as of June 30, 2023	6,989	$9.96	6.13	$202,429

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2023. During the six months ended June 30, 2023, 85 stock options were exercised and 1,941 market-based and performance-based stock options remain outstanding as of June 30, 2023.

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and June 30, 2022 was $12.36 and $11.69, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and June 30, 2022 was $34.1 million and $15.9 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The fair market value of each option granted during the six months ended June 30, 2023 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2023
Risk - free interest rate (percentage)	3.6
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.5

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the six months ended June 30, 2023 and June 30, 2022.

A summary of restricted stock unit activity as of and for the six months ended June 30, 2023 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	3,154	$27.07
Granted	2,197	25.39
Vested	(599)	25.88
Forfeited	(124)	27.10
Outstanding as of June 30, 2023	4,628	$26.43

The total grant date fair value of restricted stock units that vested during the six months ended June 30, 2023 was $15.5 million.

As of June 30, 2023, unrecognized stock-based compensation expense was $139.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Product development	$5,975	$3,544	$10,354	$6,910
Sales, marketing and customer support	4,746	2,587	8,253	6,416
General and administrative	4,446	3,128	8,373	6,927
Total stock-based compensation	$15,167	$9,259	$26,980	$20,253

Employee Stock Purchase Plan

In March 2021, the Board approved the Company’s 2021 Employee Stock Purchase Plan (“ESPP”), and employees became eligible to enroll in August 2021. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to U.S.-based employees and was expanded to most of the Company’s non-U.S.-based employees in 2022. The current offering period began on June 1, 2023 and will end on November 30, 2023. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Under the ESPP, eligible employees are able to acquire shares of the Company’s common stock by accumulating funds through payroll deductions. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the applicable offering period. Employees are required to hold shares purchased for a minimum of six months following the purchase date.

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2023. Stock-based compensation expense related to the ESPP totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

12.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of June 30, 2023 and December 31, 2022 were as follows:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Vendor payments	$5,398	$4,824
Employee commissions and bonuses	14,930	17,718
Payroll and other employee related expense	12,846	7,024
401k and pension expense	1,469	2,144
Other taxes	2,302	1,375
Total accrued expenses	$36,945	$33,085

Other (Income) Expense, Net

Other (income) expense, net primarily consists of interest income and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. For the three and six months ended June 30, 2023, Other (income) expense, net was $2.5 million and $5.2 million, respectively, primarily consisting of interest income earned on interest-bearing monetary assets. For the three and six months ended June 30, 2022, Other (income) expense, net was $0.1 million and $0.2 million, respectively, primarily related to losses from changes in foreign exchange rates.

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

15.   Subsequent Events

On July 18, 2023, the Company granted 11 stock options and 90 restricted stock units to employees under the 2021 Equity Plan.

On July 31, 2023, the Company announced an agreement to acquire Scibids Technology SAS (“Scibids”) on a cash free, debt free basis for $125 million, consisting of approximately $66 million payable in cash and the remaining amount payable in DoubleVerify common stock, subject to customary adjustments. The pending acquisition of Scibids includes potential additional consideration payable to the sellers based on Scibids’ achievement of certain performance milestones for the year ended December 31, 2023. Scibids is a global leader in AI-powered digital campaign optimization and builds AI that automates and optimizes programmatic buying of digital ad campaigns.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended June 30, 2023. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended June 30, 2023 and June 30, 2022, we generated 92% and 91% of our revenue, respectively, from advertiser customers. For the six months ended June 30, 2023 and June 30, 2022, we generated 91% and 90%, of our revenue, respectively, from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For the three months ended June 30, 2023 and June 30, 2022, we generated 8% and 9% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For the six months ended June 30, 2023 and 2022, Supply-side revenue comprised 9% and 10% of revenue, respectively. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$77,942	$60,495	$17,447	29%	$147,834	$113,526	$34,308	30%
Measurement	44,989	38,903	6,086	16	86,374	72,737	13,637	19
Supply-side customer	10,813	10,407	406	4	22,130	20,265	1,865	9
Total revenue	$133,744	$109,805	$23,939	22%	$256,338	$206,528	$49,810	24%

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

Interest expense.  Interest expense for the three months ended June 30, 2023 and June 30, 2022 consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%

	(In Thousands)				(In Thousands)
Revenue	$133,744	$109,805	$23,939	22%	$256,338	$206,528	$49,810	24%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,191	18,836	7,355	39	50,143	35,713	14,430	40
Product development	31,941	23,222	8,719	38	60,496	44,810	15,686	35
Sales, marketing and customer support	31,537	24,733	6,804	28	57,249	51,417	5,832	11
General and administrative	19,755	21,529	(1,774)	(8)	39,943	41,204	(1,261)	(3)
Depreciation and amortization	9,676	8,317	1,359	16	18,659	17,357	1,302	8
Income from operations	14,644	13,168	1,476	11	29,848	16,027	13,821	86
Interest expense	247	223	24	11	503	455	48	11
Other (income) expense, net	(2,476)	145	(2,621)	1,808	(5,210)	191	(5,401)	2,828
Income before income taxes	16,873	12,800	4,073	32	34,555	15,381	19,174	125
Income tax expense	4,034	2,510	1,524	61	9,541	512	9,029	1,763
Net income	$12,839	$10,290	$2,549	25%	$25,014	$14,869	$10,145	68%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	20	17	20	17
Product development	24	21	24	22
Sales, marketing and customer support	24	23	22	25
General and administrative	15	20	16	20
Depreciation and amortization	7	8	7	8
Income from operations	11	12	12	8
Interest expense	—	—	—	—
Other (income) expense, net	(2)	—	(2)	—
Income before income taxes	13	12	13	7
Income tax expense	3	2	4	—
Net income	10%	9%	10%	7%

Revenue

Total revenue increased by $23.9 million, or 22%, from $109.8 million in the three months ended June 30, 2022 to $133.7 million in the three months ended June 30, 2023. Total revenue increased by $49.8 million, or 24%, from $206.5 million in the six months ended June 30, 2022 to $256.3 million in the six months ended June 30, 2023.

Total Advertiser revenue increased by $23.5 million, or 24%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven primarily by a 24% increase in Media Transactions Measured while Measured Transaction Fees remained unchanged. Total Advertiser revenue increased by $47.9 million, or 26%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven primarily by a 24% increase in Media Transactions Measured and a 2% increase in Measured Transaction Fees.

Activation revenue increased by $17.4 million, or 29%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven by greater adoption of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions. Activation revenue increased by $34.3 million, or 30%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven by greater adoption of our Authentic Brand Suitability (ABS) solution as well as by new customers activating our core (non-ABS) programmatic solutions.

Measurement revenue grew $6.1 million, or 16%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven primarily by the increased adoption of our social measurement solutions by existing and new customers both within and outside the United States. Measurement revenue grew $13.6 million, or 19%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven primarily by new customers and expansions by existing customers, both within and outside the United States.

Supply-side revenue grew $0.4 million, or 4%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven primarily by an increase in revenue from existing customers and from new platform customers. Supply-side revenue grew $1.9 million, or 9%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven primarily by an increase in revenue from existing customers and from new platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $7.4 million, or 39%, from $18.8 million in the three months ended June 30, 2022 to $26.2 million in the three months ended June 30, 2023. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as accelerated investments in cloud services to provide scale and flexibility necessary to support future growth. Cost of revenue increased by $14.4 million, or 40%, from $35.7 million in the six months ended June 30, 2022 to $50.1 million in the six months ended June 30, 2023. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as accelerated investments in cloud services to provide scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $8.7 million, or 38%, from $23.2 million in the three months ended June 30, 2022 to $31.9 million in the three months ended June 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $6.8 million, an increase in third-party software costs and outsourced engineering services of $1.3 million to support product development efforts. Product development expenses increased by $15.7 million, or 35%, from $44.8 million in the six months ended June 30, 2022 to $60.5 million in the six months ended June 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $12.2 million, an increase in third-party software costs and outsourced engineering services of $2.3 million to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $6.8 million, or 28%, from $24.7 million in the three months ended June 30, 2022 to $31.5 million in the three months ended June 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $6.2 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.3 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $0.2 million. Sales, marketing and customer support expenses increased by $5.8 million, or 11%, from $51.4 million in the six months ended June 30, 2022 to $57.2 million in the six months ended June 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $4.4 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.8 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million, or 8%, from $21.5 million in the three months ended June 30, 2022 to $19.8 million in the three months ended June 30, 2023. Personnel costs, including stock-based compensation, increased by $1.3 million. Bad debt expenses increased by $1.5 million primarily related to a reserve established in connection with outstanding amounts owed to the Company by its activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023. Cost increases were offset by a $0.8 million decrease in insurance costs, a $0.7 million decrease in professional services costs and other costs of $2.6 million that did not recur in the three months ended June 30, 2023, which include costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, the impairment of subleased office space and the disposal of furniture for unoccupied lease office space.

General and administrative expenses decreased by $1.3 million, or 3%, from $41.2 million in the six months ended June 30, 2022 to $39.9 million in the six months ended June 30, 2023. Personnel costs, including stock-based compensation, increased by $2.2 million. Bad debt expenses increased by $1.7 million primarily related to a reserve established in connection with outstanding amounts owed to the Company by its activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023. Cost increases were offset by a $0.7 million decrease in insurance costs, a $0.6 million decrease in professional services costs and other costs of $3.5 million that did not recur in the six months ended June 30, 2023, which include costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, the impairment of subleased office space and the disposal of furniture for unoccupied lease office space.

Depreciation and Amortization

Depreciation and amortization increased by $1.4 million, or 16%, from $8.3 million in the three months ended June 30, 2022, to $9.7 million in the three months ended June 30, 2023.  The increase was primarily due to an increase in capitalized software development costs and an increase in leasehold improvements at the Company’s new global headquarters. Depreciation and amortization increased by $1.3 million, or 8%, from $17.4 million in the six months ended June 30, 2022 to $18.7 million in the six months ended June 30, 2023. The increase was primarily due to an increase in capitalized software development costs and an increase in leasehold improvements at the Company’s new global headquarters.

Interest Expense

Interest expense increased by less than $0.1 million, from $0.2 million in the three months ended June 30, 2022 to $0.2 million in the three months ended June 30, 2023. Interest expense increased by less than $0.1 million, from $0.5 million in the six months ended June 30, 2022 to $0.5 million in the six months ended June 30, 2023.

Other (Income) Expense, Net

Other (income) expense, net increased by $2.6 million, from an expense of $0.1 million in the three months ended June 30, 2022 to income of $2.5 million in the three months ended June 30, 2023. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets. Other (income) expense, net increased by $5.4 million, from an expense of $0.2 million in the six months ended June 30, 2022 to income of $5.2 million in the six months ended June 30, 2023. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets.

Income Tax Expense

Income tax expense increased by $1.5 million from a $2.5 million expense in the three months ended June 30, 2022 to a $4.0 million expense in the three months ended June 30, 2023. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments. Income tax expense increased by $9.0 million from a $0.5 million expense in the six months ended June 30, 2022 to a $9.5 million expense in the six months ended June 30, 2023. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)
Net income	$12,839	$10,290	$25,014	$14,869
Net income margin	10%	9%	10%	7%
Depreciation and amortization	9,676	8,317	18,659	17,357
Stock-based compensation	15,167	9,259	26,980	20,253
Interest expense	247	223	503	455
Income tax expense	4,034	2,510	9,541	512
M&A and restructuring costs (a)	700	527	700	1,180
Offering, IPO readiness and secondary offering costs (b)	122	—	309	—
Other (recoveries) costs (c)	(266)	2,690	(533)	3,887
Other (income) expense (d)	(2,476)	145	(5,210)	191
Adjusted EBITDA	$40,043	$33,961	$75,963	$58,704
Adjusted EBITDA margin	30%	31%	30%	28%

(a)	M&A and restructuring costs for the three and six months ended June 30, 2023 consist of transaction costs related to the agreement to acquire Scibids Technology SAS (“Scibids”). M&A and restructuring costs for the three and six months ended June 30, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate.
(b)	Offering, IPO readiness and secondary offering costs for the three and six months ended June 30, 2023 consist of third-party costs incurred for an underwritten secondary public offering by certain stockholders of the Company.
(c)	Other recoveries for the three and six months ended June 30, 2023 consist of sublease income for leased office space. For the three and six months ended June 30, 2022, other costs consist of costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, impairment related to a subleased office space and costs related to the disposal of furniture for unoccupied lease office space, partially offset by sublease income.
(d)	Other (income) expense for the three and six months ended June 30, 2023 and June 30, 2022 consist of interest income earned on interest-bearing monetary assets, and of the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2023, we had cash of $295.4 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $130.5 million.

We believe existing cash and cash generated from operations, together with the $150.0 million undrawn balance under the New Revolving Credit Facility as of June 30, 2023, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Obligations

On March 10, 2023, we initiated a borrowing of $50.0 million under the New Revolving Credit Facility and subsequently repaid $50.0 million on March 17, 2023.  As of June 30, 2023, there was no outstanding debt under the New Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(In Thousands)
Cash flows provided by operating activities	$32,164	$26,549
Cash flows (used in) investing activities	(7,671)	(13,606)
Cash flows provided by (used in) financing activities	3,114	(10,067)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	15	(738)
Increase in cash, cash equivalents, and restricted cash	$27,622	$2,138

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

For the six months ended June 30, 2023, cash provided by operating activities was $32.2 million, attributable to net income of $25.0 million, adjusted for non-cash charges of $36.4 million and $29.2 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.7 million in depreciation and amortization and $27.0 million in stock-based compensation, offset by $16.6 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $23.4 million increase in trade receivables, prepaid assets and other assets due mainly to increases in sales and prepayments, and a $5.9 million decrease in trade payables, accrued expenses and other liabilities primarily related to income tax payments.

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

Investing Activities

For the six months ended June 30, 2023, cash used in investing activities of $7.7 million was attributable to purchases of property, plant and equipment, and capitalized software development costs. For the six months ended June 30, 2022, cash used in investing activities of $13.6 million was attributable to purchases of property, plant and equipment, including leasehold improvements for the Company’s new global headquarters, and capitalized software development costs.

Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities of $3.1 million was primarily due to $5.8 million proceeds from common stock issued upon exercise of stock options, offset by $2.8 million related to shares repurchased for settlement of employee tax withholding. For the six months ended June 30, 2022, cash used in financing activities of $10.1 million was primarily due to $9.2 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2023 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

We expect to use a portion of the net proceeds from the IPO and concurrent private placement to acquire Scibids for $125 million (approximately $66 million of which will be paid in cash). Refer to Note 15, Subsequent Events for further details.

PART II — OTHER INFORMATION

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

Date: July 31, 2023

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)