Form 10-Q
period 2023-09-30
DoubleVerify Holdings, Inc.
filed 2023-11-09
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 169,986,052 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2023	December 31, 2022
Assets:
Current assets
Cash and cash equivalents	$259,212	$267,813
Trade receivables, net of allowances for doubtful accounts of $10,397 and $8,893 as of September 30, 2023 and December 31, 2022, respectively	190,673	167,122
Prepaid expenses and other current assets	19,473	10,161
Total current assets	469,358	445,096
Property, plant and equipment, net	55,764	47,034
Operating lease right-of-use assets, net	61,480	64,692
Goodwill	431,307	343,011
Intangible assets, net	147,306	135,429
Deferred tax assets	7,983	35
Other non-current assets	1,981	1,731
Total assets	$1,175,179	$1,037,028
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$9,638	$6,675
Accrued expenses	41,751	33,085
Operating lease liabilities, current	9,080	7,041
Income tax liabilities	—	11,953
Current portion of finance lease obligations	3,101	1,846
Contingent consideration	1,193	—
Other current liabilities	9,987	8,310
Total current liabilities	74,750	68,910
Operating lease liabilities, non-current	72,802	74,086
Finance lease obligations	3,406	779
Deferred tax liabilities	9,334	12,890
Other non-current liabilities	3,602	3,504
Total liabilities	163,894	160,169
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 169,918 shares issued and 169,905 outstanding as of September 30, 2023; 1,000,000 shares authorized, 165,448 shares issued and 165,417 outstanding as of December 31, 2022	170	165
Additional paid-in capital	857,561	756,299
Treasury stock, at cost, 13 shares and 31 shares as of September 30, 2023 and December 31, 2022, respectively	(397)	(796)
Retained earnings	165,878	127,517
Accumulated other comprehensive loss, net of income taxes	(11,927)	(6,326)
Total stockholders’ equity	1,011,285	876,859
Total liabilities and stockholders' equity	$1,175,179	$1,037,028

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$143,974	$112,254	$400,312	$318,782
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,466	19,323	76,609	55,036
Product development	32,315	23,932	92,811	68,742
Sales, marketing and customer support	32,971	27,118	90,220	78,535
General and administrative	23,280	19,395	63,223	60,599
Depreciation and amortization	10,706	8,089	29,365	25,446
Income from operations	18,236	14,397	48,084	30,424
Interest expense	288	226	791	681
Other (income) expense, net	(1,633)	231	(6,843)	422
Income before income taxes	19,581	13,940	54,136	29,321
Income tax expense	6,234	3,609	15,775	4,121
Net income	$13,347	$10,331	$38,361	$25,200
Earnings per share:
Basic	$0.08	$0.06	$0.23	$0.15
Diluted	$0.08	$0.06	$0.22	$0.15
Weighted-average common stock outstanding:
Basic	168,606	164,297	166,937	163,512
Diluted	173,980	170,876	172,812	170,558
Comprehensive income:
Net income	$13,347	$10,331	$38,361	$25,200
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(6,417)	(4,630)	(5,601)	(11,834)
Total comprehensive income	$6,930	$5,701	$32,760	$13,366

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Comprehensive
					Additional		Income (Loss)	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	$166	26	$(669)	$769,142	$139,692	$(5,133)	$903,198
Foreign currency translation adjustment	—	—	—	—	—	—	(377)	(377)
Shares repurchased for settlement of employee tax withholdings	—	—	57	(1,966)	—	—	—	(1,966)
Stock-based compensation expense	—	—	—	—	15,399	—	—	15,399
Common stock issued under employee purchase plan	49	—	—	—	1,138	—	—	1,138
Common stock issued upon exercise of stock options	711	1	—	—	3,990	—	—	3,991
Common stock issued upon vesting of restricted stock units	333	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(67)	2,107	(2,107)	—	—	—
Net income	—	—	—	—	—	12,839	—	12,839
Balance as of June 30, 2023	167,250	$167	16	$(528)	$787,562	$152,531	$(5,510)	$934,222
Foreign currency translation adjustment	—	—	—	—	—	—	(6,417)	(6,417)
Shares repurchased for settlement of employee tax withholdings	—	—	28	(945)	—	—	—	(945)
Issuance of common stock as consideration for acquisition	1,642	2	—	—	52,935	—	—	52,937
Stock-based compensation expense	—	—	—	—	16,088	—	—	16,088
Common stock issued upon exercise of stock options	653	1	—	—	2,052	—	—	2,053
Common stock issued upon vesting of restricted stock units	373	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(31)	1,076	(1,076)	—	—	—
Net income	—	—	—	—	—	13,347	—	13,347
Balance as of September 30, 2023	169,918	$170	13	$(397)	$857,561	$165,878	$(11,927)	$1,011,285

Balance as of January 1, 2022	162,347	$162	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	(1,570)	(1,570)
Shares repurchased for settlement of employee tax withholdings	—	—	41	(1,058)	—	—	—	(1,058)
Stock-based compensation expense	—	—	—	—	10,994	—	—	10,994
Common stock issued to non-employees	4	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	572	1	—	—	1,677	—	—	1,678
Common stock issued upon vesting of restricted stock units	195	—	—	—	—	—	—	—
Net income	—	—	—	—	—	4,579	—	4,579
Balance as of March 31, 2022	163,118	$163	91	$(2,860)	$729,899	$88,828	$(2,341)	$813,689
Foreign currency translation adjustment	—	—	—	—	—	—	(5,634)	(5,634)
Shares repurchased for settlement of employee tax withholdings	—	—	320	(8,133)	—	—	—	(8,133)
Stock-based compensation expense	—	—	—	—	9,517	—	—	9,517
Common stock issued under employee purchase plan	41	—	—	—	768	—	—	768
Common stock issued upon exercise of stock options	176	—	—	—	838	—	—	838
Common stock issued upon vesting of restricted stock units	798	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(128)	3,447	(3,447)	—	—	—
Net income	—	—	—	—	—	10,290	—	10,290
Balance as of June 30, 2022	164,133	$164	283	$(7,546)	$737,574	$99,118	$(7,975)	$821,335
Foreign currency translation adjustment	—	—	—	—	—	—	(4,630)	(4,630)
Shares repurchased for settlement of employee tax withholdings	—	—	19	(492)	—	—	—	(492)
Stock-based compensation expense	—	—	—	—	11,080	—	—	11,080
Common stock issued upon exercise of stock options	490	1	—	—	2,390	—	—	2,391
Common stock issued upon vesting of restricted stock units	110	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(265)	7,036	(7,036)	—	—	—
Net income	—	—	—	—	—	10,331	—	10,331
Balance as of September 30, 2022	164,733	$165	37	$(1,002)	$744,008	$109,449	$(12,605)	$840,015

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Operating activities:
Net income	$38,361	$25,200
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	6,901	3,629
Depreciation and amortization expense	29,365	25,446
Amortization of debt issuance costs	221	221
Non-cash lease expense	4,899	5,534
Deferred taxes	(19,721)	(5,974)
Stock-based compensation expense	42,771	31,224
Interest expense	176	7
Loss on disposal of fixed assets	5	1,353
Impairment of long-lived assets	—	1,510
Other	874	318
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	(25,787)	(23,842)
Prepaid expenses and other assets	(9,370)	(2,110)
Trade payables	2,475	3,452
Accrued expenses and other liabilities	(3,484)	(7,607)
Net cash provided by operating activities	67,686	58,361
Investing activities:
Purchase of property, plant and equipment	(12,309)	(27,719)
Acquisition of businesses, net of cash acquired	(67,240)	—
Net cash (used in) investing activities	(79,549)	(27,719)
Financing activities:
Proceeds from revolving credit facility	50,000	—
Payments to revolving credit facility	(50,000)	—
Payment of contingent consideration related to Zentrick acquisition	—	(3,247)
Proceeds from common stock issued upon exercise of stock options	7,810	4,907
Proceeds from common stock issued under employee purchase plan	1,138	768
Payments related to offering costs	—	(6)
Finance lease payments	(1,605)	(1,286)
Shares repurchased for settlement of employee tax withholdings	(3,698)	(9,683)
Net cash provided by (used in) financing activities	3,645	(8,547)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(389)	(1,015)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,607)	21,080
Cash, cash equivalents, and restricted cash - Beginning of period	267,938	221,725
Cash, cash equivalents, and restricted cash - End of period	$259,331	$242,805

Cash and cash equivalents	$259,212	$242,687
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	119	118
Total cash and cash equivalents and restricted cash	$259,331	$242,805
Supplemental cash flow information:
Cash paid for taxes	$52,738	$10,210
Cash paid for interest	$427	$519
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$2,017	$80,060
Acquisition of equipment under finance lease	$5,479	$—
Capital assets financed by accounts payable and accrued expenses	$—	$5,305
Stock-based compensation included in capitalized software development costs	$708	$367
Common stock issued in connection with acquisition	$52,937	$—
Liabilities for contingent consideration	$1,193	$—

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

The Company is headquartered in New York, New York and has wholly-owned subsidiaries in numerous jurisdictions, including Israel, the United Kingdom, the United Arab Emirates, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, Finland, Italy, and India, and operates in one reportable segment.

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Disaggregated revenue by customer type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Activation	$81,700	$62,170	$229,534	$175,696
Measurement	51,263	38,847	137,637	111,584
Supply-side customer	11,011	11,237	33,141	31,502
Total revenue	$143,974	$112,254	$400,312	$318,782

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $51.9 million and $52.7 million as of September 30, 2023 and December 31, 2022, respectively.

4.      Business Combinations

Scibids Technology SAS

On August 14, 2023, the Company acquired all of the outstanding stock of Scibids Technology SAS (“Scibids”), a global leader in artificial intelligence (“AI”) technology for digital campaign optimization. The acquisition combines DoubleVerify’s proprietary data with Scibids’ AI-powered optimization technology to provide advertiser customers with enhanced insights and control over their advertising performance.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The following table summarizes the components of the purchase price that constitutes the consideration transferred:

(in thousands)
Cash, net of cash acquired	$67,240
Common stock issued in connection with the acquisition	52,937
Fair value of contingent consideration	1,193
Total	$121,370

The fair value of the Company’s common stock issued (1,642 shares of common stock) as consideration in the transaction was determined on the basis of market prices of our common stock available on August 14, 2023, the trading day on the acquisition date.

The purchase price includes a performance-based deferred payment that has a total maximum payout of $25.0 million (“Scibids Contingent Payment”) and varies based upon the achievement of certain performance metrics in fiscal year 2023 (“Earn-Out Period”). If the performance metrics during the Earn-Out Period do not exceed a certain threshold, no payment shall be made. The Scibids Contingent Payment has been accounted for at fair value as contingent consideration in the business combination. The settlement of the Scibids Contingent Payment would consist of both cash and common stock consideration.

As of September 30, 2023, Scibids Contingent Payment had a fair value of $1.2 million and is recorded in Contingent consideration in the Condensed Consolidated Balance Sheets. There were no changes in fair value in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2023.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$1,705
Trade receivables	5,197
Prepaid expenses	50
Other assets	1,382
Intangible assets:
Technology	18,000
Customer relationships	15,000
Total intangible assets	33,000
Goodwill	92,053
Total assets acquired	$133,387
Liabilities:
Trade payables	$530
Other liabilities	1,259
Deferred tax liability	8,523
Total liabilities assumed	10,312
Total purchase consideration	$123,075
Cash acquired	(1,705)
Purchase consideration, net of cash acquired	$121,370

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The acquired intangible assets of Scibids will be amortized over their estimated useful lives. Accordingly, customer relationships will be amortized over ten years and developed technology will be amortized over four years. The weighted-average useful life of the acquired intangible assets is 6.7 years. The Company recognized a deferred tax liability of $8.5 million in relation to the intangible assets acquired.

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $0.9 million and $1.6 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2023, respectively.

The goodwill associated with Scibids includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the future generations of AI technology assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future.

The preliminary allocations of the purchase price for Scibids are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date.

The acquisition of Scibids was immaterial to the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2022 to September 30, 2023:

(in thousands)
Goodwill at December 31, 2022	$343,011
Business combinations (Scibids)	92,053
Foreign exchange impact	(3,757)
Goodwill at September 30, 2023	$431,307

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,732	$(4,927)	$6,805	$11,733	$(4,294)	$7,439
Customer relationships	160,239	(59,326)	100,913	145,834	(49,587)	96,247
Developed technology	93,921	(54,333)	39,588	76,677	(44,956)	31,721
Non-compete agreements	63	(63)	—	64	(42)	22
Total intangible assets	$265,955	$(118,649)	$147,306	$234,308	$(98,879)	$135,429

Amortization expense related to intangible assets for the three months ended September 30, 2023 and September 30, 2022 was $7.4 million and $6.2 million, respectively. Amortization expense related to intangible assets amounted to $20.0 million and $18.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of September 30, 2023 is as follows:

(in thousands)
2023 (for remaining three months)	$7,951
2024	28,565
2025	26,618
2026	21,865
2027	17,984
2028	14,888
Thereafter	29,435
Total	$147,306

The weighted-average remaining useful life by major asset classes as of September 30, 2023 is as follows:

(In years)
Trademarks and brands	9
Customer relationships	7
Developed technology	2

There were no impairments identified during the nine months ended September 30, 2023 or September 30, 2022.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consists of the following:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Computers and peripheral equipment	$24,762	$19,189
Office furniture and equipment	3,071	2,542
Leasehold improvements	32,485	29,678
Capitalized software development costs	29,491	22,026
Less accumulated depreciation and amortization	(34,045)	(26,401)
Total property, plant and equipment, net	$55,764	$47,034

For the three months ended September 30, 2023 and September 30, 2022, total depreciation expense was $3.3 million and $1.9 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, total depreciation expense was $9.4 million and $6.6 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million and $12.3 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, accumulated depreciation related to property and equipment under finance lease obligations totaled $12.3 million and $11.2 million, respectively. Refer to Note 7, Leases.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Lease cost:
Operating lease cost (1)	$2,614	$2,641	$7,783	$8,266
Finance lease cost:
Depreciation of finance lease assets (2)	620	244	1,151	946
Interest on finance lease liabilities (3)	83	32	149	111
Short-term lease cost (1)	219	304	708	832
Sublease income (1)	(266)	(267)	(800)	(356)
Total lease cost	$3,270	$2,954	$8,991	$9,799

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,921	$1,385	$4,773	$3,704
Operating cash outflows from finance leases	$38	$24	$78	$96
Financing cash outflows from finance leases	$577	$379	$1,605	$1,286
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2023 and 2022, respectively:

	September 30,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	13.7	14.2
Weighted-average remaining lease term - finance leases (in years)	2.4	1.8
Weighted-average discount rate - operating leases	4.6%	4.5%
Weighted-average discount rate - finance leases	5.3%	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of September 30, 2023 are as follows:

	September 30, 2023
(in thousands)	Operating Leases	Finance Leases
2023 (for remaining three months)	$2,674	$1,415
2024	8,826	2,584
2025	8,061	2,150
2026	6,840	819
2027	6,651	—
2028	6,746	—
Thereafter	74,037	—
Total lease payments	113,835	6,968
Less amount representing interest	(31,953)	(461)
Present value of total lease payments	$81,882	$6,507

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of September 30, 2023
	Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$60,651	$—	$—	$60,651
Liabilities:
Contingent consideration	$—	$—	$1,193	$1,193

As of December 31, 2022
Quoted Market
	Prices in Active		Significant
(in thousands)	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$11,710	$—	$—	$11,710

Cash equivalents consisting of treasury bills and money market funds of $60.7 million and of money market funds of $11.7 million as of September 30, 2023 and December 31, 2022, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

As of September 30, 2023, the amortized cost of the Company’s treasury bills approximates fair value. For the three and nine months ended September 30, 2023, the Company did not record any unrealized gains, unrealized losses, or credit losses.

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

Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs as of September 30, 2023 is as follows:

(in thousands)
Balance at January 1, 2023	$—
Fair value at date of acquisition	1,193
Fair value adjustments	—
Payments	—
Balance at September 30, 2023	$1,193

The fair value of contingent consideration related to the achievement of certain performance metrics have been estimated using a Black-Scholes option pricing model where forecasted amounts for the Earn-Out Period were taken and discounted to the valuation date using a risk adjusted discount rate of 11.3%. Additional significant assumptions include volatility of 25.0% and operating leverage of 160%. Volatility was estimated based on asset volatilities of comparable companies, which were calculated based on observed equity volatilities, adjusted for financial leverage using the Merton Model. Operating leverage of the seller was calculated as the ratio of the present value of the forecasted fixed cost and EBITDA.

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

As of September 30, 2023, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2023.

During the three months ended March 31, 2023, the Company borrowed and repaid $50.0 million on the New Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $6.2 million and $15.8 million, respectively, resulting in an effective tax rate of 31.8% and 29.1%, that includes discrete items primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes, which represent a rate impact of (0.1%) and (3.5%), respectively. During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $3.6 million and $4.1 million, respectively, resulting in an effective tax rate of 25.9% and 14.1%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:
Net Income (basic and diluted)	$13,347	$10,331	$38,361	$25,200
Denominator:
Weighted-average common shares outstanding	168,606	164,297	166,937	163,512
Dilutive effect of share-based awards	5,374	6,579	5,875	7,046
Weighted-average dilutive shares outstanding	173,980	170,876	172,812	170,558
Basic earnings per share	$0.08	$0.06	$0.23	$0.15
Diluted earnings per share	$0.08	$0.06	$0.22	$0.15

Approximately 7.7 million and 7.8 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2023, respectively, because they were antidilutive. Approximately 5.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in each of the three and nine months ended September 30, 2022 because they were also antidilutive.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of stock option activity as of and for the nine months ended September 30, 2023 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2022	11,861	$13.43	7.17	$129,323
Options granted	861	25.24
Options exercised	(1,942)	3.97
Options forfeited	(64)	25.86
Outstanding as of September 30, 2023	10,716	$16.02	6.96	$138,907
Options expected to vest as of September 30, 2023	3,642	$24.17	8.34	$19,273
Options exercisable as of September 30, 2023	6,842	$11.33	6.15	$119,013

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, 354 stock options were exercised and 1,672 market-based and performance-based stock options remain outstanding as of September 30, 2023.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and September, 2022 was $12.46 and $11.44, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and September 30, 2022 was $54.1 million and $27.5 million, respectively.

The fair market value of each option granted during the nine months ended September 30, 2023 has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

2023
Risk - free interest rate (percentage)	3.6
Expected term (years)	6.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.5

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the nine months ended September 30, 2023 and September 30, 2022.

A summary of restricted stock unit activity as of and for the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2022	3,154	$27.07
Granted	2,485	26.55
Vested	(972)	25.88
Forfeited	(144)	27.32
Outstanding as of September 30, 2023	4,523	$27.04

The total grant date fair value of restricted stock units that vested during the nine months ended September 30, 2023 was $25.2 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of September 30, 2023, unrecognized stock-based compensation expense was $134.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Product development	$6,235	$3,665	$16,589	$10,575
Sales, marketing and customer support	4,945	4,302	13,198	10,718
General and administrative	4,611	3,004	12,984	9,931
Total stock-based compensation	$15,791	$10,971	$42,771	$31,224

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2023. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

13.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of September 30, 2023 and December 31, 2022 were as follows:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Vendor payments	$6,485	$4,824
Employee commissions and bonuses	14,159	17,718
Payroll and other employee related expense	15,991	7,024
401k and pension expense	2,257	2,144
Other taxes	2,859	1,375
Total accrued expenses	$41,751	$33,085

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Other (Income) Expense, Net

Other (income) expense, net primarily consists of interest income and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. For the three and nine months ended September 30, 2023, Other (income) expense, net was $1.6 million and $6.8 million, respectively, primarily consisting of interest income earned on interest-bearing monetary assets, offset by losses from changes in foreign exchange rates. For the three and nine months ended September 30, 2022, Other (income) expense, net was $0.2 million and $0.4 million, respectively, primarily consisting of losses from changes in foreign exchange rates, offset by interest income earned on interest-bearing monetary assets.

14.   Commitments and Contingencies

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

16.   Subsequent Events

On October 24, 2023, the Company granted 57 stock options and 201 restricted stock units to employees under the 2021 Equity Plan.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2023. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three and nine months ended September 30, 2023, we generated 92% of our revenue from advertiser customers. For each of the three and nine months ended September 30, 2022, we generated 90% of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. We generate revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement solutions.

For each of the three and nine months ended September 30, 2023, we generated 8% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For each of the three and nine months ended September 30, 2022, Supply-side revenue comprised 10% of revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$81,700	$62,170	$19,530	31%	$229,534	$175,696	$53,838	31%
Measurement	51,263	38,847	12,416	32	137,637	111,584	26,053	23
Supply-side customer	11,011	11,237	(226)	(2)	33,141	31,502	1,639	5
Total revenue	$143,974	$112,254	$31,720	28%	$400,312	$318,782	$81,530	26%

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

Interest expense.  Interest expense for the three months ended September 30, 2023 and September 30, 2022 consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other (income) expense.  Other (income) expense consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%	2023	2022	$	%

	(In Thousands)				(In Thousands)
Revenue	$143,974	$112,254	$31,720	28%	$400,312	$318,782	$81,530	26%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,466	19,323	7,143	37	76,609	55,036	21,573	39
Product development	32,315	23,932	8,383	35	92,811	68,742	24,069	35
Sales, marketing and customer support	32,971	27,118	5,853	22	90,220	78,535	11,685	15
General and administrative	23,280	19,395	3,885	20	63,223	60,599	2,624	4
Depreciation and amortization	10,706	8,089	2,617	32	29,365	25,446	3,919	15
Income from operations	18,236	14,397	3,839	27	48,084	30,424	17,660	58
Interest expense	288	226	62	27	791	681	110	16
Other (income) expense, net	(1,633)	231	(1,864)	807	(6,843)	422	(7,265)	1,722
Income before income taxes	19,581	13,940	5,641	40	54,136	29,321	24,815	85
Income tax expense	6,234	3,609	2,625	73	15,775	4,121	11,654	283
Net income	$13,347	$10,331	$3,016	29%	$38,361	$25,200	$13,161	52%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	17	19	17
Product development	22	21	23	22
Sales, marketing and customer support	23	24	23	25
General and administrative	16	17	16	19
Depreciation and amortization	7	7	7	8
Income from operations	13	13	12	10
Interest expense	—	—	—	—
Other (income) expense, net	(1)	—	(2)	—
Income before income taxes	14	12	14	9
Income tax expense	4	3	4	1
Net income	9%	9%	10%	8%

Revenue

Total revenue increased by $31.7 million, or 28%, from $112.3 million in the three months ended September 30, 2022 to $144.0 million in the three months ended September 30, 2023. Total revenue increased by $81.5 million, or 26%, from $318.8 million in the nine months ended September 30, 2022 to $400.3 million in the nine months ended September 30, 2023.

Total Advertiser revenue increased by $31.9 million, or 32%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven primarily by a 27% increase in Media Transactions Measured and a 2% increase in Measured Transaction Fees. Total Advertiser revenue increased by $79.9 million, or 28%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven primarily by a 25% increase in Media Transactions Measured and a 2% increase in Measured Transaction Fees.

Activation revenue increased by $19.5 million, or 31%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven primarily by greater adoption of our Authentic Brand Suitability (ABS) solution as well as our core (non-ABS) programmatic solutions. Activation revenue increased by $53.8 million, or 31%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven primarily by greater adoption of our Authentic Brand Suitability (ABS) solution as well as our core (non-ABS) programmatic solutions.

Measurement revenue increased $12.4 million, or 32%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven primarily by the increased adoption of our social measurement solutions by existing and new customers both within and outside the United States. Measurement revenue increased $26.1 million, or 23%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven primarily by new customers and expansions by existing customers, both within and outside the United States.

Supply-side revenue decreased $0.2 million, or 2%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as industry consolidation resulted in a loss in platform revenue. Supply-side revenue increased $1.6 million, or 5%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven primarily by an increase in revenue from existing customers and from new platform customers, partially offset by a loss in platform revenue due to industry consolidation.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $7.1 million, or 37%, from $19.3 million in the three months ended September 30, 2022 to $26.5 million in the three months ended September 30, 2023. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as accelerated investments in cloud services to provide scale and flexibility necessary to support future growth. Cost of revenue increased by $21.6 million, or 39%, from $55.0 million in the nine months ended September 30, 2022 to $76.6 million in the nine months ended September 30, 2023. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as accelerated investments in cloud services to provide scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $8.4 million, or 35%, from $23.9 million in the three months ended September 30, 2022 to $32.3 million in the three months ended September 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $7.1 million, and an increase in third-party software costs and professional fees of $1.2 million primarily to support product development efforts. Product development expenses increased by $24.1 million, or 35%, from $68.7 million in the nine months ended September 30, 2022 to $92.8 million in the nine months ended September 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $19.4 million, and an increase in third-party software costs and professional fees of $3.5 million primarily to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $5.9 million, or 22%, from $27.1 million in the three months ended September 30, 2022 to $33.0 million in the three months ended September 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $4.2 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.1 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $0.6 million. Sales, marketing and customer support expenses increased by $11.7 million, or 15%, from $78.5 million in the nine months ended September 30, 2022 to $90.2 million in the nine months ended September 30, 2023. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $8.6 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.9 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million, or 20%, from $19.4 million in the three months ended September 30, 2022 to $23.3 million in the three months ended September 30, 2023. Personnel costs, including stock-based compensation, increased by $2.4 million. In addition, professional services costs related to the acquisition of Scibids were $0.9 million during the three months ended September 30, 2023.

General and administrative expenses increased by $2.6 million, or 4%, from $60.6 million in the nine months ended September 30, 2022 to $63.2 million in the nine months ended September 30, 2023. Personnel costs, including stock-based compensation, increased by $4.6 million. Bad debt expenses increased by $3.3 million, including a reserve established in connection with outstanding amounts owed to the Company by its activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023. M&A costs increased $0.4 million. Cost increases were offset by a $1.3 million decrease in insurance costs, and a decrease of $4.5 million in other costs that did not recur in the nine months ended September 30, 2023, which include costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, the impairment of subleased office space and the disposal of furniture for unoccupied lease office space.

Depreciation and Amortization

Depreciation and amortization increased by $2.6 million, or 32%, from $8.1 million in the three months ended September 30, 2022, to $10.7 million in the three months ended September 30, 2023. The increase was primarily due to an increase in capitalized software development costs, an increase in leasehold improvements at the Company’s new global headquarters, and an increase in intangible assets related to the acquisition of Scibids. Depreciation and amortization increased by $3.9 million, or 15%, from $25.4 million in the nine months ended September 30, 2022 to $29.4 million in the nine months ended September 30, 2023. The increase was primarily due to an increase in capitalized software development costs, an increase in leasehold improvements at the Company’s new global headquarters, and an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense increased by $0.1 million, from $0.2 million in the three months ended September 30, 2022 to $0.3 million in the three months ended September 30, 2023 due to an increase in finance lease payments. Interest expense increased by $0.1 million, from $0.7 million in the nine months ended September 30, 2022 to $0.8 million in the nine months ended September 30, 2023 due to an increase in finance lease payments.

Other (Income) Expense, Net

Other (income) expense, net increased by $1.9 million, from an expense of $0.2 million in the three months ended September 30, 2022 to income of $1.6 million in the three months ended September 30, 2023. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets, offset by losses from changes in foreign exchange rates. Other (income) expense, net increased by $7.3 million, from an expense of $0.4 million in the nine months ended September 30, 2022 to income of $6.8 million in the nine months ended September 30, 2023. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets, offset by losses from changes in foreign exchange rates.

Income Tax Expense

Income tax expense increased by $2.6 million from a $3.6 million expense in the three months ended September 30, 2022 to a $6.2 million expense in the three months ended September 30, 2023. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments. Income tax expense increased by $11.7 million from a $4.1 million expense in the nine months ended September 30, 2022 to a $15.8 million expense in the nine months ended September 30, 2023. The increase was primarily due to an increase in pre-tax book income and permanent book-to-tax income adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)
Net income	$13,347	$10,331	$38,361	$25,200
Net income margin	9%	9%	10%	8%
Depreciation and amortization	10,706	8,089	29,365	25,446
Stock-based compensation	15,791	10,971	42,771	31,224
Interest expense	288	226	791	681
Income tax expense	6,234	3,609	15,775	4,121
M&A and restructuring costs (a)	921	39	1,621	1,219
Offering, IPO readiness and secondary offering costs (b)	286	726	595	726
Other (recoveries) costs (c)	(267)	(228)	(800)	3,659
Other (income) expense (d)	(1,633)	231	(6,843)	422
Adjusted EBITDA	$45,673	$33,994	$121,636	$92,698
Adjusted EBITDA margin	32%	30%	30%	29%

(a)	M&A and restructuring costs for the three and nine months ended September 30, 2023 consist of transaction costs related to the acquisition of Scibids Technology SAS (“Scibids”). M&A and restructuring costs for the three and nine months ended September 30, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate.
(b)	Offering, IPO readiness and secondary offering costs for the three and nine months ended September 30, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company. Offering, IPO readiness and secondary offering costs for the three and nine months ended September 30, 2022 consist of third-party costs incurred for the Company’s filing of a “shelf” registration statement on Form S-3.
(c)	Other recoveries for the three and nine months ended September 30, 2023 consist of sublease income for leased office space. For the three and nine months ended September 30, 2022, other (recoveries) costs consist of sublease income for lease office space, offset by costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, impairment related to a subleased office space and costs related to the disposal of furniture for unoccupied lease office space.
(d)	Other (income) expense for the three and nine months ended September 30, 2023 and September 30, 2022 consist of interest income earned on interest-bearing monetary assets, and of the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2023, we had cash of $259.2 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $135.4 million.

We believe existing cash and cash generated from operations, together with the $150.0 million undrawn balance under the New Revolving Credit Facility as of September 30, 2023, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Obligations

On March 10, 2023, we initiated a borrowing of $50.0 million under the New Revolving Credit Facility and subsequently repaid $50.0 million on March 17, 2023. As of September 30, 2023, there was no outstanding debt under the New Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(In Thousands)
Cash flows provided by operating activities	$67,686	$58,361
Cash flows (used in) investing activities	(79,549)	(27,719)
Cash flows provided by (used in) financing activities	3,645	(8,547)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(389)	(1,015)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(8,607)	$21,080

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

For the nine months ended September 30, 2023, cash provided by operating activities was $67.7 million, attributable to net income of $38.4 million, adjusted for non-cash charges of $65.5 million and $36.2 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $29.4 million in depreciation and amortization and $42.8 million in stock-based compensation, offset by $19.7 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $35.2 million increase in trade receivables, prepaid assets and other assets due mainly to increases in sales and prepayments, and a $1.0 million decrease in trade payables, accrued expenses and other liabilities primarily related to income tax payments.

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

Investing Activities

For the nine months ended September 30, 2023, cash used in investing activities was $79.5 million, including $67.2 million attributable to the acquisition of Scibids and $12.3 million attributable to purchases of property, plant and equipment, and capitalized software development costs. For the nine months ended September 30, 2022, cash used in investing activities of $27.7 million was attributable to purchases of property, plant and equipment, including leasehold improvements for the Company’s new global headquarters, and capitalized software development costs.

Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities of $3.6 million was primarily due to $7.8 million proceeds from common stock issued upon exercise of stock options, offset by $3.7 million related to shares repurchased for settlement of employee tax withholding. For the nine months ended September 30, 2022, cash used in financing activities of $8.5 million was primarily due to $9.7 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2023 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On August 14, 2023, we issued an aggregate of 1,642 thousand shares of common stock to the former owners of Scibids as partial consideration for the acquisition of Scibids. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. For more information, refer to Note 4, Business Combinations.

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

PART II — OTHER INFORMATION

On August 14, 2023, we used a portion of the net proceeds from the IPO and concurrent private placement to purchase all of the outstanding stock of Scibids for $121.4 million, which included net cash of $67.2 million, common stock issued of $52.9 million, and a fair value of the Scibids Contingent Payment of $1.2 million.

There has been no material change in the planned use of the IPO net proceeds as described in our final prospectus, dated April 20, 2021 and filed with the SEC, pursuant to Rule 424(b)(4) under the Securities Act, on April 22, 2021 (the “Prospectus”).

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K).

Julie Eddleman, Executive Vice President and Global Chief Commercial Officer. On August 17, 2023, Ms. Eddleman adopted a Rule 10b5-1 trading arrangement that provides for the sale from time to time of an aggregate of up to twelve thousand shares of our common stock.  The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).  The duration of the trading arrangement is until July 3, 2024, or earlier if all transactions under the trading arrangement are completed.

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

Date: November 9, 2023

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)