Form 10-K
period 2023-12-31
DoubleVerify Holdings, Inc.
filed 2024-02-28
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4,418,583,980 based upon the closing price reported for such date on the New York Stock Exchange (“NYSE”). The number of shares of Registrant’s Common Stock outstanding as of February 20, 2024 was 171,253,902.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

Special Note About Forward-Looking Statements

Market and Industry Data

Service Marks Trademarks and Trade Names

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position; results of operations; industry outlook; and growth strategies or expectations.

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

•our use of artificial intelligence and machine learning models;

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

•adverse developments affecting financial institutions;

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

PART I

Item 1. Business

Our Company

We are one of the industry’s leading media effectiveness platforms that leverages artificial intelligence (“AI”) to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. Our company was founded in 2008 and we introduced our first brand safety and suitability solution in 2010. As the global digital advertising market has evolved, we have continued to expand our capabilities through new product innovation and partnerships across emerging programmatic media buying platforms and digital media channels, including social and CTV.

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

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels (including social, video, mobile in-app and connected TV (“CTV”)), formats (including display and video) and devices (including mobile, desktop and connected televisions). We collected and analyzed data points on the approximately 7.0 trillion Media Transactions Measured (as defined below) by us in 2023, up from 5.5 trillion Media Transactions Measured in 2022 and 4.5 trillion in 2021. We also analyze more than 17 billion digital ad transactions daily, measuring whether ads are delivered in a fraud-free, brand-suitable environment and are fully viewable in the intended geography. Our software platform and unique position in the advertising ecosystem allows us to develop a significant data asset that accumulates over time as we measure an increasing number of media transactions. We are able to leverage our data asset across our existing solutions as well as expand the data asset to launch new solutions that address the evolving needs of advertisers.

Our blue-chip customer base includes many of the largest global brands. We serve over 1,800 customers that are diversified across all major industry verticals, including consumer packaged goods, financial services, telecommunications, technology, automotive and healthcare. In 2023, we had 93 customers who each represented at least $1 million of annual revenue, up from 78 such customers in 2022 and 64 such customers in 2021, with no customer representing more than 10% of our revenue in 2023, 2022 or 2021. In addition to locations in which we currently have a remote or contracted workforce, we serve our customers globally through our offices or commercial operations in 30 locations across 24 countries, including the United States, the United Kingdom, Israel, Singapore, Australia, Brazil, Germany and the United Arab Emirates.

We generate revenue from our advertising customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”), for which we receive an analysis fee (“Measured Transaction Fee”), enabling us to grow as our customers increase their digital ad spend and as we integrate into new channels and platforms. We have long-term relationships with many of our customers, with an average relationship of approximately eight years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base. We are also able to increase revenue per customer as we introduce new solutions, which has resulted in a compounded annual growth rate in average revenue for our top 100 customers of 28% from 2020 to 2023. With respect to our overall business, we have delivered strong historical revenue growth, with a compounded annual growth rate of 33% from 2020 to 2023.

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

Our Industry

We believe that our business benefits from many of the most significant trends in digital marketing and advertising, including:

Significant Growth in Digital Ad Spend. The global advertising industry continues to shift from traditional forms of media to digital channels and platforms. Magna Global estimated that global digital ad spend, excluding search, reached over $280 billion in 2023 and is expected to grow to $386 billion by 2027. We believe the shift towards digital spend will continue as new distribution channels and advertising formats emerge that enable advertisers to more effectively reach their target audiences.

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

Desire to Improve Media Quality and Effectiveness. The significant growth in digital advertising has resulted in wasted ad spend due to ads that are never seen as a result of continually evolving ad fraud activities, including bots, fake clicks and fraudulent web sites. New and sophisticated schemes, particularly across emerging channels such as CTV and mobile in-app, are uncovered each day. We have identified nearly 20,000 fraudulent CTV/mobile apps as of December 31, 2023. In addition, even when an ad is verified to be fraud- free, there is no certainty that it is actually viewable. To combat these issues, advertisers, digital publishers and media platforms rely on robust measurement solutions to validate the performance of their marketing campaigns and ensure that they are only paying for verified ads.

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

Artificial Intelligence. Generative AI tools are powerful and accessible to everyone – including bad actors. AI is being used to populate content farms, exacerbating the proliferation of clickbait articles, made-for-advertising (“MFA”) content and inaccurate and misleading information. The rapidly-evolving, AI-powered internet will amplify advertisers’ need to protect media quality and we believe that we offer the most robust and granular brand suitability avoidance and measurement solutions in the industry, including the industry’s first comprehensive toolkit for MFA classification, measurement and protection. Our solutions seek to ensure that advertisers’ marketing efforts are strategically aligned with brand goals and values, to foster deeper consumer engagement and trust, while also optimizing investments and performance. In addition, we are leveraging AI to accelerate content classification across languages as well as to deliver cost-effective video classification.

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

Broad Ecosystem Coverage. We provide comprehensive performance measurement metrics across all key digital channels where our customers advertise and deliver them through the major platforms through which they purchase advertising. Our technology is used in major platforms that provide direct, programmatic and social advertising, including Google, Facebook, TikTok, Amazon and The Trade Desk. As new media formats emerge, the strength of our solutions and the flexibility of our software platform allows us to seamlessly onboard new integration partners and secure new partnerships as selling channels for our solutions. For example, as CTV continues to become an increasingly prominent advertising channel, we have secured partnership agreements with multiple leading CTV platforms.

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

Track Record of Successful Product Innovation. We have a track record of developing new solutions for our customers that provide increased relationship value and drive incremental average revenue per customer, thereby deepening our competitive edge. As of December 31, 2023, we had 209 software and data engineers employed with us throughout our seven research and development centers focused on product development, including our office in Tel Aviv. We launched our first brand safety and suitability solution in 2010 and have continued to develop leading-edge solutions ever since.

Loyal and Growing Customer Base. Our customers currently include over 50 of the top 100 global advertisers, according to Ad Age. In each of the years 2021-2023, we maintained over 95% gross revenue retention rates across our customer base and retained 100% of our top 75 customers. With this foundation, we were able to drive net revenue retention of 124% in 2023, 127% in 2022 and 126% in 2021 through increased advertising volume and the successful launch of newly-introduced solutions.

Scaled and Profitable Business Model. We have an attractive operating model, driven by the scalability of our platform, the consistent nature of our revenue, our significant operating leverage and low capital intensity. Our platform allows us to provide large-scale data analytics to customers around the world seamlessly and cost-effectively. We are able to scale our solutions efficiently and with limited incremental cost for new customers and additional solutions. We have grown our business while also achieving profitability, demonstrating the strength of our platform and business model. For additional detail on costs of sales excluding depreciation and amortization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Well-Aligned with Privacy Restrictions and Platform Evolution. We believe that we are well-positioned to benefit from broader government regulations and changing industry privacy standards that increasingly restrict the collection and use of personal data for advertising purposes. Additionally, as device manufacturers and walled garden platforms aggressively move to curtail the use of cookie-based data collection across their properties, measurement, advertising solutions that are not based on these tracking and collection tools will benefit. Our core software platform does not rely on third-party cookies, persistent identifiers or cross-site tracking technology to deliver our measurement and analytics solutions. Additionally, the core contextual data set that we use to provide our measurement and analytics solutions can also provide advertisers with an alternative source of data to deliver targeted advertising.

Our Solutions

The DV Authentic Ad

The DV Authentic Ad is our definitive metric of digital media quality, which evaluates the existence of fraud, brand safety and suitability, viewability and geography for each digital ad:

●	Fraud: Our solutions are designed to safeguard advertisers against increasingly sophisticated invalid digital traffic, such as bot fraud, site fraud, malware (including adware), and app fraud. We continuously monitor and analyze billions of delivered digital ads on a daily basis for aberrant activity in order to detect new fraud schemes. Each day, we identify over 15 million active fraudulent device signatures, distributing them to our partners nearly 100 times per day.

●	Brand Safety and Suitability: Our customers use the data analytics that our software platform provides to target desired contexts and help prevent their ads from appearing next to content that they do not deem appropriate for their brands. Our brand safety and suitability solutions evaluate the full context of a webpage including the URL and the specific content. Our approach combines rich content ontology and proprietary artificial intelligence tools with human expertise to appropriately categorize content across over 40 languages. We offer brands the ability to dynamically configure 74 avoidance categories, nearly half of which contain a risk tier aligned with the recently released industry- defined standards, such as disasters, inflammatory news and politics, and hate speech or profanity, allowing brand messages to be delivered in a curated and suitable environment. Customers can use our extensive content categories to target desired contexts for their ads, without relying on third-party cookies, persistent identifiers or cross-site tracking technology. We also offer Authentic Brand Suitability, which is an enhanced set of contextual targeting solutions that can be deployed across multiple programmatic platforms.
●	Viewability: Digital ads are frequently obscured, paused before fully delivered or placed in locations that are out of view from the intended recipient. We help our customers determine if their ads are in-view by the recipient of each advertisement by providing advanced viewability metrics, including average time-in-view, key message exposure and video player size. Our solutions also leverage our historical data to predict the viewability of ads to optimize programmatic buying decisions.
●	Geography: Many of our customers run distinct media campaigns that are targeted toward distinct geographic regions. The intended geography of these media campaigns may be specified due to the content or offer of the digital ad, the language in which it is presented or for regulatory and compliance reasons. Our customers leverage our solutions to ensure that their geographic targeting requirements are met and that there is language alignment between the digital ad and the intended geographic region.

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

Scibids AI

In August 2023, we acquired Scibids Technology SAS (“Scibids”), a global leader in AI-powered digital campaign optimization. Our Scibids AI solution empowers global brands to leverage Demand-Side Platform impression-level data, first-party data, measurement data and cost data in order to build algorithmic models that more effectively drive specific key performance indicators and tangible outcomes while improving operational efficiency and reducing manual lift. Scibids AI technology does not rely on digital identifiers such as cookies and can be activated across leading Demand-Side Platforms, such as The Trade Desk, DV360, and Xandr.

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

Profile and Controls: DV Pinnacle allows brands to set profiles and adjust controls for their media plan’s verification settings which are then consistently and automatically deployed across all of an advertiser’s digital buying channels. Our customers use DV Pinnacle to configure their Authentic Brand Suitability settings such as inclusion/exclusion lists, override lists, custom keyword avoidance, inappropriate content avoidance categories, as well as app brand suitability controls such as filtering by app category, star reviews and age ratings. These settings are then automatically uploaded into our customers’ programmatic platforms for complete synchronicity between their pre bid and post purchase measurement settings.

Analytics: DV Pinnacle enables advertisers to gain a clear understanding of the quality and effectiveness of their digital media campaigns and allows them to take appropriate actions for campaign optimization. DV Pinnacle generates industry benchmarks that are dynamically refreshed enabling customers to compare the quality of their ads against their peers and allows users to set specific thresholds on key performance indicators that drive success of the media campaign, such as blocking rates, ad delivery and viewability.

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

Select integration and channel partners include:

●	Demand-Side Platforms: Amazon, Google, The Trade Desk, Yahoo, Nexxen, AppNexus, Infillion, Adobe, Xandr
●	Ad Platforms and Exchanges: Yahoo! Japan, Magnite, Teads, Epsilon, Nexxen, LG Ads
●	Ad Servers and Ratings/Workflow Platforms: Innovid, Google and MediaOcean Prisma
●	Social Platforms: Facebook, Instagram, YouTube, Twitter, Snapchat, Pinterest, TikTok
●	CTV: Amazon, Netflix, Disney+, Hulu and Roku

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

Our commercial organization is aligned by geographically focused teams, comprising sales and account management professionals in the Americas, EMEA and APAC, and professionals dedicated to global client and agency relationships. We regularly seek to expand into new geographies based on demand from existing customers and the attractiveness of the potential market opportunity, including recent expansion in southeast Asia, Japan, India and the Middle East region.

Our sales professionals are responsible for driving the overall commercial strategy, establishing early connections and maintaining relationships with large, blue-chip brands and global advertising agencies and expanding our existing customer relationships. Our customer support team handles all aspects of customer relationships from pre-sale technical support to client onboarding, training and implementation of our solutions. Account managers work closely with product managers to provide direct customer feedback, which is also shared with our technology and development organization, enabling them to implement ongoing improvements and identify potential new product categories.

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

As of December 31, 2023, we had 448 professionals on our Commercial organization teams, of which 174 were sales professionals, 55 were marketing professionals and 219 were account managers and customer support representatives. Our sales, marketing and customer support expenses were $126.0 million, $107.4 million and $77.3 million for each of the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Product Development

Ongoing product innovation is central to our business. Rapid advancement of our product capabilities has enabled our business to meet customer needs in the dynamic digital advertising landscape. Through our innovation, we have been able to continuously add new capabilities to our solutions.

Our engineering team, consisting of 297 employees as of December 31, 2023, is responsible for the development of software and the operations of our infrastructure. We use an agile development process with automated quality assurance, deployment and post-deployment testing to rapidly build, test and deploy new functionality.

Our product team, consisting of 175 employees as of December 31, 2023, is responsible for working with our sales, account management, marketing and business development teams to understand customer input, assess the market opportunity and define the product roadmap. This team is structurally aligned with our engineering organization to ensure there is direct accountability for all aspects of research and product development. Our team includes expert linguists, content classification analysts, fraud researchers and other supporting operational roles which provide the domain expertise and ongoing product development to ensure the highest possible quality of our technology.

Our product development expenses were $125.4 million, $95.1 million and $62.7 million for each of the years ended December 31, 2023, December 31, 2022 and December 31, 2021. We intend to continue to invest in our research and development capabilities to extend our platform to cover a broader range of products, customers and geographies.

Technology

Our technology is designed to provide our customers with precise, real-time decision-making and measurement data across their digital advertising campaigns.

Our commitment to providing innovative and accurate advertising data and analytics is accomplished through the following core technology components:

●	Configurable Settings: We have built a flexible configuration profile and settings distribution solution that allows customers to apply our software to their unique needs and brand preferences. Our flexible technology ensures that new campaigns and configurations are distributed across our global infrastructure in minutes.
●	Omni-Channel Display and Video Measurement Tags: We have built video and display measurement tags that seamlessly operate in any format or device, enabling simple tagging processes that minimize customer trafficking needs.
●	Advanced Owned & Operated Semantic Science Technology: Our owned and operated semantic science technology provides accurate and granular content classifications using machine learning and an ontology of over 180,000 distinct content topics.
●	Deterministic, Cross-Channel Fraud and Invalid Traffic Identification: We operate multiple proprietary fraud and invalid traffic detection models that benefit from the scale of the ads we analyze on a daily basis. Our fraud lab includes a dedicated team of data scientists, mathematicians and analysts from the cyber-fraud prevention community and we leverage AI, machine learning and manual review to detect new forms of fraud. Fraud signature updates are distributed into our serving infrastructure and to our partners nearly one hundred times per day to ensure maximum real-time protection for our customers and the deterministic nature of our algorithms helps to systematically assess risk.
●	Deeply Embedded Technology: Our technology is deeply embedded into major platforms and partners that provide direct, programmatic and social advertising. These integrations represent years of collective development, joint integration and ongoing quality assurance work between us and our partners.
●	Unified Analytics: Our customized analytics provide unified insights and analytics to both the digital advertising buyer and seller on every measured ad. We operate customized analytics dashboards, configurable insights and data delivery engines and data integrations that maximize the utility of the data produced by our software.
●	Privacy Framework: We have built a privacy framework that is directly integrated into our measurement technology. This framework allows us to modify our solutions in real-time based on the regulatory jurisdiction and data collection consent status of each individual measured ad. Additionally, our core software platform does not rely on third-party cookies, persistent identifiers or cross-site tracking technology when deploying our solutions, making them more compatible with the expanding global regulatory framework related to data privacy.
●	Dedicated Information Security: Our platform hosts a large quantity of our customer media campaign data. We maintain a comprehensive information security program designed to ensure the security and integrity of our systems and our customers’ data. Our security program includes network intrusion monitoring and detection sensors deployed throughout our infrastructure and we leverage multiple vendors and a dedicated staff to provide 24/7 monitoring of our network. In addition, we obtain third party security assessments and audits of our infrastructure and security.

●	Reliable, Scalable and Redundant Infrastructure: We operate a global proprietary and redundant infrastructure that is highly available, fault tolerant and capital efficient.

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

To receive these MRC accreditations, an independent third-party conducts annual audits of our solutions to evaluate whether they meet the MRC Minimum Standards, which include a technical review of our measurement and data analytics solutions and an evaluation of how we operate within the technical environments of the digital advertising ecosystem.

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

Intellectual Property

The protection of our intellectual property is important to our success and our internally developed technology provides the foundation of our proprietary suite of products. We rely on intellectual property laws in the U.S. and abroad, as well as confidentiality procedures and contractual restrictions, to protect our intellectual property. We believe our solutions are difficult to replicate and we will continue to enhance our intellectual property portfolio as we develop new solutions for our customers.

We have two registered U.S. patents, five international patents (three in Europe and two in Japan) and five pending patent applications. We also hold various service marks, trademarks and trade names, including DoubleVerify, our logo design, DV Authentic Ad, DV Authentic Attention, DV Pinnacle, Authentic Brand Safety and Authentic Brand Suitability, that we deem important to our business. We have over 15 registered U.S. trademarks and four pending U.S. trademark applications, and over 15 trademarks that we have registered in various jurisdictions abroad.

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

Employee Metrics

Behind all of our innovations are talented people around the world who bring them to life. We believe that attracting, engaging, and retaining top talent is crucial to our continued success. We have 1,101 passionate, accountable, collaborative, employees who are “All In” on our mission to optimize advertising outcomes for global brands. 657 of our employees are based in New York, London, and Tel Aviv, and approximately 41% are located outside of the Americas. We also incorporate contracted resources to expand the reach of our full-time workforce.

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

Regulatory Matters

U.S. and international data security and privacy laws apply to our business. As a general matter, our core software platform does not rely on third-party cookies, persistent identifiers or cross-site technology, but our measurement of digital ads depends, in part, on the use of certain tracking technologies to measure a user’s views and interactions with digital ads. As such, we rely on limited personally identifiable information to enable some aspects of our solutions. Our ability, like those of other advertising technology companies in the verification space, to use such tracking technologies is governed by U.S. and foreign laws and regulations, which change from time to time. Additionally, many countries have data protection laws with different requirements than those in the U.S. and this may result in inconsistent requirements and differing interpretations across jurisdictions. Governments, privacy advocates and class action attorneys are increasingly scrutinizing companies for compliance with data privacy requirements and the sufficiency of existing frameworks. Among the most sensitive topics recently being debated is the issue of the transfer of personally identifiable information between countries (known as onward transfers), with a particular focus on transfers from the European Union (“EU”) to the United States. As of 2023, EU and U.S. officials announced an agreement on and the enactment of the “Data Privacy Framework” or “DPF,” and the DPF was also adopted by the United Kingdom (“UK”) and Switzerland. Participating companies are able to rely on the DPF to support data transfers to the United States. The Company joined the EU-US, UK-US and Swiss-US DPF in the summer of 2023. While the enactment of the DPF has relieved some concerns around the issue of data transfers to the United States, the framework has been challenged by several activists claiming it is insufficient to safeguard EU citizens’ personal data in the United States. Successful legal challenge could cause uncertainty around the feasibility of transfers of personal data from the EU, the UK and Switzerland, to the United States, and has the potential to adversely affect our operations and business.

New laws restricting the collection, processing and use of personal data have been enacted in California (the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights and Enforcement Act (“CPRA”)) and other states in the U.S., the U.K. (the General Data Protection Regulation (“UK GDPR”), Brazil (the Brazilian General Data Protection Law) and Europe (the General Data Protection Regulation (“EU GDPR”) and more are being considered that may affect our ability to implement our business models effectively. Further, the Children’s Online Privacy Protection Act (“COPPA”) applies to websites and other online services that are directed to children under thirteen (13) years of age and imposes certain restrictions on the collection, use and disclosure of personal information from these websites and online services. Changes or expansions to these and other legislation or regulations that further restrict the collection, processing and use of personal data, as well as the consequential changes to voluntary frameworks relied upon within the industry, could result in changes to the digital advertising ecosystem and our channel partners’ business practices and may require us to alter the functionality of our measurement solutions. We continue to monitor changes in all applicable data security and privacy regulations and laws in order to maintain compliance with such regulations and laws.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky:

●	If we fail to respond to technological developments or evolving industry standards, our solutions may become obsolete or less competitive.

●	The market in which we participate is highly competitive.

●	System failures, security breaches, cyberattacks or natural disasters could interrupt the operation of our platform and data centers and significantly harm our business, financial condition and results of operations.

●	Our solutions rely on integrations with demand- and supply-side advertising platforms, ad servers and social platforms.

●	Economic downturns and unstable market conditions could adversely affect our business, financial condition and results of operations.

●	We have completed several acquisitions in the past and may consummate additional acquisitions in the future, which may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

●	We are subject to payment-related risks, and if our ability to accurately and timely collect payments is impaired, our business, financial condition and results of operations may be adversely affected.

●	Defects, errors or inaccuracies associated with our solutions could negatively impact our business, financial condition and results of operations.

●	We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a contractual agreement, making it difficult to project when, if at all, we will generate revenue from new customers.

●	We depend on our senior management team and other key personnel to manage our business effectively, and if we are unable to retain such key personnel or hire additional qualified personnel, our ability to compete could be harmed.

●	Increasing scrutiny and evolving expectations from customers, employees, regulators and other stakeholders with respect to our environmental, social and governance (“ESG”) practices may expose us to new or additional risks.

●	Data privacy legislation and regulation on digital advertising and privacy and data protection may adversely affect our business.

●	Public criticism of digital advertising technology in the U.S. and internationally, including digital advertising on social media platforms, could adversely affect the demand for and use of our solutions.

●	The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

●	An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation, expensive licenses or other impacts to our business.

●	We may face risks associated with our use of artificial intelligence and machine learning models.

●	We are exposed to the risks of operating internationally.

●	Exposure to foreign currency exchange rate fluctuations could negatively impact our results of operations.

●	Our use of “open source” software could subject our technology to general release or require us to re-engineer our platform, or subject us to litigation, which could harm our business, financial condition and results of operations.

●	Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

●	We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

●	Our revenues and results of operations may fluctuate in the future. As a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Risks Relating to Our Business

If we fail to respond to technological developments or evolving industry standards, our solutions may become obsolete or less competitive.

Our future success will depend in part on our ability to develop new solutions and modify or enhance our existing platform in order to meet customer needs, add functionality and address technological advancements. To remain competitive, we will need to continuously upgrade our existing platform and develop new solutions that address evolving technologies and standards across all major channels, formats and devices for digital advertising, including mobile, social, video, in-app, display and connected television, as well as across digital media buying platforms, such as programmatic, direct ad exchanges and trading networks. We may be unsuccessful in upgrading our existing platform or identifying new solutions in a timely or cost-effective manner, or we may be limited in our ability to develop or market new or upgraded solutions due to patents held by others. In addition, any new product innovations may not achieve the market penetration or price levels necessary for profitability. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. If we are unable to develop timely enhancements to, and new features for, our existing platform or if we are unable to develop new solutions that align with advertiser demands as priorities shift or keep pace with rapid technological developments or changing industry standards, the solutions we deliver may become obsolete, less marketable and less competitive, and our business, financial condition and results of operations may be adversely affected. Further, if our existing and future product offerings fail to maintain or achieve Media Rating Council (“MRC”) or other industry accreditation standards, customer acceptance of our products may decrease.

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

The risk of cyberattacks has also increased and will continue to increase in connection with geopolitical conflicts and wars (including Russia’s invasion of Ukraine and conflicts arising from Hamas’ attack against Israel). In light of these conflicts and wars, state-sponsored parties or their supporters may initiate retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or to conduct other geopolitically motived retaliatory actions that may adversely disrupt or degrade our operations. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction.

In addition, our ability to operate our platform and deliver our solutions may be interrupted by computer viruses, cyberattacks and security breaches. For example, unauthorized parties have in the past and may attempt in the future to gain access to our information systems and data. Outside parties have in the past and may also attempt in the future to fraudulently induce our employees or users of our platform to disclose sensitive information via illegal electronic spamming, social engineering, phishing, account takeovers, mobile phone malware and SIM card swapping, credential stuffing or other tactics. Our IT and security teams regularly review our systems and security measures and evaluate ways to enhance our processes and controls, including to protect against the increasing sophistication of cyberattacks fueled by emerging technologies like AI. We cannot guarantee that a security incident will not occur or that any such incident will be detected or remediated in a timely manner. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers or integration partners, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or our integration partners to risks of loss or misuse of this information. Any such breach, loss, disclosure or dissemination may also result in potential liability or fines, governmental inquiry or oversight, litigation or a loss of customer confidence, any of which could harm our business and damage our reputation, possibly impeding our ability to retain and attract new customers, and cause a material adverse effect on our operations and financial condition.

Certain of our third-party service providers and other vendors have access to portions of our IT system. Performance failures or acts of negligence by these service providers may cause material disruptions to our IT systems. For more information about the cybersecurity risk management program, refer to “Item 1C. Cybersecurity” in this Annual Report on Form 10-K.

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

Our business, financial condition and results of operations could also be adversely affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific platform, our ability to optimize ad placement or to forecast usage may be impacted based on unforeseen trends or events. Additionally, how we categorize specific sites in the course of our normal business operations could expose us to risks from publishers or advertisers who may disagree with our categorizations and incur negative ramifications if they believe their ads were monetarily contributing to websites that contribute to the spread of hate speech, disinformation, white supremacist activity, or voter suppression efforts, among other things. If publishers or advertisers believe our categorizations are faulty or unreliable, they may decrease or cease to use our solutions, which could affect our business, financial condition and results of operations.

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

Our business depends on the demand for digital advertising measurement and authentication and on the overall economic health of our customers and integration partners. There is no assurance the digital advertising market will experience the growth we anticipate. The health of the digital advertising market and the related measurement and authentication sector is affected by many factors. Current or future economic downturns or unstable market conditions in the markets and geographies that we currently serve, and associated macroeconomic conditions such as high inflation rates, high interest rates, recessionary fears, changes in foreign currency exchange rates, the conditions caused by the 2019 novel coronavirus or other future health pandemics and the impact of geopolitical instability in many parts of the world, may make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to decrease their advertising budgets or slow the growth of their digital ad spend, which could adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions for geo-political or other reasons in any of those countries could result in our investments not yielding the returns we anticipate.

The macroeconomic conditions described above may affect how our customers conduct their businesses and adversely affect our customers’ willingness to utilize our solutions and delay prospective customers’ purchasing decisions. Our customers may decrease their overall advertising budgets as a response to economic uncertainty, a decline in their business activity, and other macroeconomic impacts on their business or industry.

We utilize a “hybrid” working model, combining both in-office and remote work environments. Remote working arrangements may expose us to increased security risk and privacy concerns and there may be heightened sensitivity from government regulators with respect to privacy compliance in the current environment. Over time, hybrid working arrangements may diminish the cohesiveness of our personnel teams and our ability to maintain our culture, both of which are critical to our success. Hybrid working arrangements may also adversely affect our ability to foster a creative environment, hire additional qualified personnel and retain existing key personnel, any of which could adversely affect our productivity and overall operations. In addition, in-office work environments could expose our employees to health risks, and us to associated liability, and we could incur additional costs. We may also have to close our offices again and return to a work-from-home model if a new pandemic arises.

We have completed several acquisitions in the past and may consummate additional acquisitions in the future, which may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

We have completed several strategic acquisitions, including of Scibids in 2023, Outrigger Media, Inc. (d/b/a "OpenSlate") and Meetrics GmbH ("Meetrics") in 2021, Ad-Juster Inc. ("Ad-Juster") and Zentrick NV ("Zentrick") in 2019 and Leiki Oy in 2018. As part of our growth strategy, we regularly evaluate and may consummate additional acquisitions in the future to enhance our technology platform, expand our product offerings, broaden our geographic footprint, or for other strategic reasons. We also may evaluate and enter into discussions regarding an array of potential strategic investments, including acquiring complementary products or technologies. Our recent acquisitions and any future acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the business, technologies, products, personnel or operations of an acquired company, and we may have difficulty retaining the customers or employees of any acquired business due to changes in management and ownership. An acquisition may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing growth and development of our business. Moreover, we cannot assure you that the anticipated benefits of an acquisition or investment would be realized in a timely manner, if at all, or that we would not be exposed to unknown costs and liabilities. Acquisitions involve numerous risks, any of which could harm our business and financial performance, including:

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

We have a large and diverse customer and integration partner base. At any given time, one or more of our customers or partners may experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer or partner financial difficulties which could adversely affect us. In addition, we rely on data from third parties to invoice our clients. Our clients have in the past, and may in the future, dispute the way we calculate billing for our solutions or the data on which rely to calculate billing. If we are unable to resolve such disputes, we may lose clients or clients may decrease their use of our solutions and our financial performance and growth may be adversely affected. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks we face are heightened since (i) our programmatic and certain other partners collect payments from all of our advertiser customers utilizing their platform and remit to us such amounts on behalf of these advertiser customers and (ii) media agencies pay us on behalf of multiple customers who utilize them, each of whom are subject to independent billing and payment risks as well. Although no customer accounted for more than 10% of our revenue in 2023, two programmatic partner platforms collected approximately 18% and 17% each of our total revenue in 2023 on behalf of our advertiser customers using their platforms.

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

Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel. We have increased the size of our workforce by more than 36% since the beginning of 2022 to 1,101 employees and expect to continue to grow in the near term. We may incur significant costs to attract and retain qualified employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards. Providing equity compensation to employees through our equity compensation program is critical to maintaining our attractiveness as an employer in the technology industry. If there is volatility in our stock price, or new regulations relating to employee equity compensation, it may harm our ability to attract and retain qualified employees. New regulations that prohibit the use of certain restrictive covenants in agreements with our employees could impact our ability to retain existing employees. Further, new employees often require significant training and we may lose new or existing employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, changes to labor and immigration laws and regulations may adversely affect our access to technical and professional talent.

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

In addition, our international expansion has led to an increasing number of employees based in countries outside of North America. As a result, we may experience increased competition for employees outside of North America as the trend toward globalization continues, which may impact our employee retention and increase our compensation expenses as we endeavor to attract and retain qualified employees globally. With 453 employees based outside of the Americas as of December 31, 2023, including 127 employees in our Tel Aviv office and 79 employees in our London office, we are exposed to a number of additional country-specific risks. See “We are exposed to the risks of operating internationally.”

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

There are a growing number of data privacy and protection laws and regulations in the digital advertising industry that apply to our business. We have dedicated, and expect to continue to dedicate, significant resources in our efforts to comply with such laws and regulations. For example, we have implemented policies and procedures to comply with applicable data privacy laws and regulations, we complete several external privacy-related audits each calendar year and we rely on contractual representations made to us by customers and partners that the information they provide to us and their use of our solutions do not violate these laws and regulations or their own privacy policies. However, the application, interpretation and enforcement of these laws and regulations are often uncertain and continue to evolve, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently between states within a country or between countries, and our current policies and practices may be found not to comply, which could subject us to legal or regulatory action. Additionally, if our customers and partners’ representations are false or inaccurate, or if our customers and partners do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or regulatory action. Conversely, our partners and communications services providers have adopted their own policies based on their own perceptions of legal requirements or other policy determinations, and these policies have in the past temporarily prevented us, and may again in the future prevent us, from operating on their platforms and possibly result in loss of business or litigation. Any perception of our practices, platform or solutions delivery as a violation of privacy rights may subject us to public criticism, loss of customers or partners, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could significantly disrupt our business and expose us to liability in ways that negatively affect our business, results of operations and financial condition.

In addition, U.S. and foreign governments have enacted or are considering enacting new legislation related to privacy, data protection, data security and digital advertising and we expect to see an increase in, or changes to, legislation and regulation that affects our industry. For example, the EU GDPR, which became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU and European Economic Area (“EEA”). In addition, the UK GDPR, which became effective in January 2021, imposes similar requirements as the EU GDPR. Under the EU GDPR and UK GDPR, fines of up to 20 million Euros or 17.5 million Pounds, respectively, or up to 4% of the annual global revenues of the infringing party, whichever is greater, can be imposed for violations. The EU GDPR and UK GDPR impose several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. In addition, the CCPA, which went into effect on January 1, 2020, limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In November 2020, California voters passed the CPRA, which expands the CCPA with additional data privacy compliance requirements that went into effect in 2023 and may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Other states have also recently introduced or enacted comprehensive consumer privacy laws that broadly protect personal data, including the right to opt out of targeted advertising and certain profiling activities, and more states are expected to follow. It remains unclear how various provisions of the CCPA, CPRA and other state laws will be interpreted and enforced. Further, the COPPA applies to websites and other online services that are directed to children under thirteen (13) years of age and imposes certain restrictions on the collection, use and disclosure of personal information from these websites and online services. The Data Privacy Framework, or DPF, recently adopted by the EU, UK and Switzerland to support data transfers to the United States, which DV relies on, has been challenged by European privacy activists. Additionally, as backup should the DPF be invalidated, we rely on a data transfer mechanism called Standard Contractual Clauses that has also been subjected to regulatory and judicial scrutiny, although they remain valid. In 2022, EU and U.S. officials announced that an agreement had been reached on a framework for data transferred from the EU to the United States referred to as “Privacy Shield 2.0”, but it has not yet been officially adopted by the European Union. The continued uncertainty around the feasibility of onward transfers from the EU to the United States has the potential to adversely affect our operations and business. These and other data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Noncompliance with these laws could result in penalties or significant legal liability. Our efforts to comply with all applicable laws and regulations may be ineffective, and there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. These federal, state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are increasingly restricting the collection, processing and use of personal data.

These laws are constantly evolving and can be subject to significant change or interpretive application. We continue to monitor changes in laws and regulations, and the costs of compliance with, and the other burdens imposed by, these and other new laws or regulatory actions may increase our costs. Our AI initiatives may also subject us to increased compliance costs associated with future laws and regulations. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, class action lawsuits, significant legal fees, and civil or criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our customers and partners and within our industry, and, consequently, harm our business, results of operations and financial condition.

Public criticism of digital advertising technology in the U.S. and internationally, including digital advertising on social media platforms, could adversely affect the demand for and use of our solutions.

Our business depends, in part, on the demand for digital advertising technology. The digital advertising industry has been and may in the future be subject to reputational harm, negative media attention and public complaint relating to, among other things, the alleged lack of transparency and anti-competitive behavior among advertising technology companies. This public criticism could result in increased data privacy, anti-trust and other regulation in the digital advertising industry in the U.S. and internationally. In addition, our solutions are delivered in web browsers, mobile apps and other software environments where online advertising is displayed, and certain of these environments have announced future plans to phase out or end the use of cookies and other third-party tracking technology on their operating systems in order to provide more consumer privacy. While our core technology and solutions do not rely on persistent identifiers or cookie-based or cross-site tracking, these changes and other updates to software functionality in these environments could hurt our ability to effectively deliver our solutions and make them less effective if our solutions are restricted from operating. Moreover, in response to these changes, advertisers may alter the mix of their advertising spend towards platforms on which we offer more limited solutions or towards higher cost inventory that may result in lower impression volumes. We have also experienced significant growth in social media-related revenues and generate significant revenue from the use of our solutions on social media platforms, which have been and may in the future be the subject of avoidance campaigns or similar events, including ad boycotts on Facebook and X (formerly Twitter). Additionally, social media platforms have been subject to regulatory scrutiny in various countries and jurisdictions, including the U.S., which has in the past and could in the future result in the use of certain social media platforms being banned in those locations. Any change or decrease in the demand for digital advertising, including on social media platforms as a result of avoidance campaigns or similar events, may negatively affect the demand for and use of our solutions. If our customers significantly reduce or eliminate their digital ad spend in response to the public criticism of the digital advertising industry or its related effects, our business, financial condition and results of operations could be adversely affected.

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

We may face risks associated with our use of artificial intelligence and machine learning models.

We have made, and expect to continue to make, investments in AI initiatives, including generative AI to develop new products, develop new features of existing products, and enhance our solutions. For example, in August 2023, we acquired Scibids. Scibids builds AI that automates and optimizes an advertiser’s programmatic buying of digital ad campaigns. We also utilize AI and machine learning models in the development of our solutions. There are significant risks involved in developing and deploying AI solutions and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. Our competitors or other third parties may incorporate AI into their offerings more quickly, cost-effectively or successfully than we can, which could impair our ability to compete effectively and adversely affect our results of operations.

We collect, store, use and share large amounts of data in the ordinary course of business. If the data we use to train our models is incomplete, biased, or inadequate in other ways, there is a risk that AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors that could harm our reputation, business or customers. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure may result in delays or errors in our operations.

Our AI-related initiatives may also give rise to risks related to intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and other issues. For instance, we cannot ensure that we have not incorporated open source software in our AI software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violations. We are also subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security and data protection. As a result, the performance of our products, services, and business, as well as our reputation, may suffer or we may incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party.

Furthermore, there is growing scrutiny from regulatory and governmental agencies in the United States and foreign jurisdictions regarding AI adoption and its potential impact. We may not always be able to anticipate how existing laws will be interpreted in relation to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to the new and rapidly evolving AI regulatory landscape.

We are exposed to the risks of operating internationally.

Our international operations are important to our current and future strategy, growth and prospects. We currently have operations in numerous foreign countries, including the United Kingdom, Israel, Singapore, Australia, Brazil, Mexico, France, Germany, Finland, Belgium, Japan, Italy and India, and expect to continue to expand our operations internationally. Our international operations are subject to varying degrees of regulation in each of the jurisdictions in which our services are provided. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Some of the risks inherent in conducting business internationally include:

●	the complexities and expense of complying with a wide variety of foreign and domestic laws and regulations applicable to international operations, including privacy and data protection laws and regulations, the U.S. Foreign Corrupt Practices Act and other applicable anti-corruption and anti- bribery laws;
●	difficulties in staffing and managing international operations, including complex and costly hiring and termination requirements;
●	reduced or varied protection for intellectual property rights in some countries;
●	challenges caused by distance, language and cultural differences;
●	political, social and economic instability abroad, terrorist attacks and security concerns, including due to the current war between Israel and Hamas;
●	trade disruptions or political tensions between the U.S. and foreign countries (including as a result of Russia’s invasion of Ukraine);
●	fluctuations in currency exchange rates;
●	potentially adverse tax consequences and the complexities of foreign value-added taxes and the repatriation of earnings;

●	increased accounting and reporting burdens and complexities; and
●	difficulties and expenses associated with tailoring our platform and solutions to local markets as may be required by local customers, regulations and local industry organizations.

In addition, we have a research and development center located in Tel Aviv, Israel, with a significant presence of software and data engineers and employees focused on product development. On October 7, 2023, the Hamas terrorist organization launched attacks against Israel, and conflict and disruption in the region is ongoing. The war between Israel and Hamas could result in disruptions to our business operations in addition to unstable market conditions, which could adversely affect our business, financial condition and results of operations. We have no way to predict the progress or outcome of the war between Israel and Hamas or its impacts in the region as the conflict and government reactions are rapidly developing.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our or our customers’ liquidity.

We maintain U.S. cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in banks in certain foreign jurisdictions in which we operate, some of which are not insured or are only partially insured by the FDIC or similar entities. In the past year, more than one FDIC insured bank abruptly failed. The failure of a bank at which we maintain balances could adversely impact our liquidity, and could similarly affect our customers. There can be no assurance that deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government or any applicable foreign government, or that any bank or financial institution with which we or our customers do business will be able to obtain the necessary liquidity in the event of a failure.

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

As of December 31, 2023, we had $436.0 million of goodwill and $274.0 million of other long-lived assets, including property, plant and equipment and intangible assets. We are required to test intangible assets and goodwill annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We identified an impairment of long-lived assets of $1.5 million for the year ended December 31, 2022. We did not identify any impairments of goodwill or long-lived assets for the years ended December 31, 2023 and December 31, 2021. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.

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

We may require additional capital in the future to develop and execute our growth strategy. We believe our existing cash and cash generated from operations, together with the undrawn balance under the New Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in the future in order to, among other things:

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

The market price of our common stock may fluctuate significantly based on a number of factors that are outside of our control. Among the factors that could affect our stock price are:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
●	actions by institutional stockholders or other large stockholders (including Providence), including future sales of our common stock;
●	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
●	industry, regulatory or general market conditions;
●	domestic and international economic factors unrelated to our performance;
●	changes in our customers’ or partners’ preferences;
●	changes in law or regulation;
●	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
●	adverse publicity related to us or another industry participant;
●	announcements by us of significant impairment charges;
●	speculation in the press or investment community;
●	investor perception of us and our industry;
●	changes in market valuations or earnings of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

●	war (including Russia’s invasion of Ukraine and Hamas’ attack against Israel), terrorist acts and epidemic disease;
●	any future offerings of our common stock or other securities;
●	additions or departures of key personnel; and
●	misconduct or other improper actions of our employees.

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

Providence VII U.S. Holdings L.P. owns approximately 15% of the outstanding shares of our common stock. As a result, Providence will continue to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Because Providence’s interests may differ from your interests, actions Providence takes as a stockholder with influence may not be favorable to you. For example, the concentration of ownership held by Providence could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Additionally, Providence will continue to have the right to designate for nomination for election one of our directors so long as it beneficially owns at least 5% of our common stock.

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

The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and NYSE listing fees, as well as other expenses. Failure to comply with the requirements of being a public company could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, delisting of our common stock, and potentially civil litigation.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws (the “amended and restated bylaws”) include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws collectively:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
●	provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
●	limit the ability of stockholders to remove directors;
●	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
●	prohibit stockholders from calling special meetings of stockholders;

●	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
●	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
●	require the approval of holders of at least 662∕3% in voting power of the outstanding shares of our capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. In furtherance thereof, we have made information security and protection a strategic priority. We have implemented multi-layered organizational, technical, and administrative measures which we continuously advance and proactively invest in.

Cybersecurity Risk Management and Strategy

We have a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into and serves as an important component of our overall enterprise risk management program, and utilizes cross-functional teams to proactively assess risk and ensure that security controls are built-in prior to deployment.

Our cyber risk management program is informed by recognized standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework (“CSF”), the International Organization Standardization (“ISO”) 27001:2013 Information Security Management System Requirements and the AICPA Trust Services Criteria, which are independently validated and attested via our SOC 2 Type II report.

Our cybersecurity risk management program includes:

●	risk assessments designed to assess, identify and manage material cybersecurity risks to our critical systems, information, solutions, and our broader IT environment;
●	an incident response plan;
●	vulnerability management, penetration testing, tabletop exercises and ongoing threat intelligence;
●	the use of third-parties, where appropriate, to engage in penetration testing, conduct audits of our systems and engage in monitoring;
●	enterprise-wide cybersecurity awareness training; and
●	a third-party risk management process for vendors.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for the Board of Directors of DoubleVerify (the “Board”) and management. Our Board as a whole has responsibility for overseeing our risk management program. The Board exercises this oversight responsibility directly and through its committees. The Board has primary responsibility for evaluating strategic and operational risk management, including cybersecurity risk management, and has delegated to the Audit Committee of the Board (the “Audit Committee”) oversight of the adequacy and effectiveness of the Company’s information and technology security policies as well as the internal controls regarding information and technology security, cybersecurity and privacy related areas. The Audit Committee also oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives reports from management at least quarterly on a broad range of relevant topics, which include cybersecurity risks attendant to our business, recent developments in the cybersecurity landscape and practice, third-party and independent reviews, benchmarking and resource allocation, among other topics. In addition, management updates the Audit Committee regarding material or potentially material cybersecurity incidents. The Audit Committee provides reports to the full Board regarding these and other matters at least quarterly. The full Board also receives periodic briefings from management on our information security organization and risk management programs.

The Company’s Chief Information Security Officer reports to our Chief Information Officer and leads the Company’s cybersecurity team. This team is principally responsible for managing the Company’s cybersecurity risk management program, in cross-functional partnership with business leaders across the Company, reporting cybersecurity risks and incidents, among other things, to the Audit Committee, and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Collectively, our cybersecurity team has decades of experience managing cybersecurity risk worldwide and members hold accreditations such as the Certified Information Systems Security Professional, Certified Ethical Hacker and Certified Information Security Manager certifications.

During the period covered by this Annual Report, we have not identified cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We recognize that we face a number of cybersecurity risks in connection with our business and that institutions like us, as well as our employees, service providers and other third parties on whom we rely have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks. For more information about the cybersecurity risks we face, see the risk factor: “System failures, security breaches, cyberattacks or natural disasters could interrupt the operation of our platform and data centers and significantly harm our business, financial condition and results of operations” under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

As of February 20, 2024, we had 171,253,902 shares of common stock outstanding and 103 holders of record of our common stock.

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

We did not declare or pay any dividends on our common stock in 2023, 2022 or 2021.

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

On April 23, 2021, concurrent with the completion of the IPO, an affiliate of Tiger Global Management, LLC (“Tiger Investor”) purchased from us 1,111 thousand shares of our common stock in a private placement at a price per share equal to the IPO price of $27.00 (the “Concurrent Private Placement”). We received aggregate net proceeds of $29.0 million from the Concurrent Private Placement, after deducting fees of $1.0 million.

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

As of December 31, 2023, all IPO net proceeds have been used to fund acquisitions and for working capital, as described in our final prospectus, dated April 20, 2021 and filed with the SEC, pursuant to Rule 424(b)(4) under the Securities Act, on April 22, 2021 (the “Prospectus”).

Stock Performance Graph

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 21, 2021, and December 31, 2023, with the comparative cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, Nasdaq Composite Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq Composite Index and Russell 3000 Index assumes reinvestments of dividends. The graph assumes the closing market price on April 21, 2021, of $36.00 per share as the initial value of our common stock. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere within this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of historical items and year-to-year comparisons between 2022 and 2021 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices, with coverage spanning 110 countries where our customers activate our services. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to benchmark performance across all of their digital ads and optimize business outcomes in real-time.

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

We have experienced rapid growth and achieved significant profitability in recent years as evidenced by the following:

●	We generated revenue of $572.5 million for the year ended December 31, 2023 and $452.4 million for the year ended December 31, 2022, representing an increase of 27%.
●	Our net income was $71.5 million for the year ended December 31, 2023 and $43.3 million for the year ended December 31, 2022.
●	Our Adjusted EBITDA was $187.1 million for the year ended December 31, 2023 and $141.6 million for the year ended December 31, 2022. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Results of Operations — Adjusted EBITDA.”

For the years ended December 31, 2023 and December 31, 2022, we generated 92% and 90% of our revenue, respectively, from advertiser customers. We derive revenue primarily from our advertiser customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand safety, viewability and geography for each digital ad. Advertisers pay us a Measured Transaction Fee per thousand impressions based on the volume of Media Transactions Measured on their behalf. The price of most of our solutions is fixed. On platforms that charge based on percent of media spend, our pricing includes caps which effectively mirror our standard fixed fees.

We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our services are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change. In 2023, we estimate that approximately 52% and 48% of Media Transactions Measured within post-campaign measurement were for display and for video ad formats, respectively. In 2022, approximately 55% and 45% of Media Transactions Measured were for display and for video ad formats, respectively. In 2023, approximately 78%, 17% and 5% of Media Transactions Measured were for mobile devices, desktop devices, and emerging digital channels, respectively. In 2022, approximately 76%, 20% and 4% of Media Transactions Measured were for mobile devices, desktop devices, and emerging digital channels, respectively. For the years ended December 31, 2023 and December 31, 2022, 8% and 10% of our revenue, respectively, was generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

We believe that there are meaningful long-term growth opportunities within the digital advertising market. We plan to continue to invest in the development of new and premium solutions that increase our value proposition to customers and to extend our solutions capabilities to cover new and growing digital media environments, channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend. We plan to continue to invest in sales and marketing to grow our existing customer relationships and acquire new customers. In addition, we have completed six acquisitions since 2018 and maintain an active pipeline of potential M&A targets and intend to continue evaluating add-on opportunities to bolster our current solutions suite and complement our organic growth initiatives.

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

Factors Affecting Our Performance

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

Significant Growth in Digital Ad Spend. Magna Global estimated that global digital ad spend, excluding search, reached over $280 billion in 2023 and is expected to grow to $386 billion by 2027. Our revenues have grown substantially as a result of the growth in digital advertising as well as the continued adoption of digital measurement solutions and analytics. As the digital advertising market has grown, advertisers have increasingly shifted their digital media spend to both programmatic and social media channels in order to directly target advertisements to achieve desired business outcomes. We have been direct beneficiaries of this growth by virtue of our integrations with leading programmatic and social media platforms. In the year ended December 31, 2023, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 31% and 48%, respectively, over the prior year period. In the year ended December 31, 2022, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 50% and 28%, respectively, over the prior year period.

Growth of Existing Customers. Our customers include many of the largest digital advertisers in the world and we have maintained exceptional customer retention with gross revenue retention rates of over 95% in each of the years ended December 31, 2023 and 2022. We define our gross revenue retention rate as the total prior year revenue earned from advertiser customers, less the portion of prior year revenue attributable to lost advertiser customers, divided by the total prior year revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Gross retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. We expect to continue to grow with our existing customers as they increase their spend on digital advertising and as we introduce new solutions across key channels, formats, devices and geographies. We have generated strong historical net revenue retention rates, with 124% for the year ended December 31, 2023 and 127% for the year ended December 31, 2022. We define our net revenue retention rate as the total current period revenue earned from advertiser customers, which were also customers during the entire most recent twelve-month period, divided by the total prior year period revenue earned from the same advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Net retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. Limitations for these metrics include limiting their usefulness as a comparative measure and the metrics not being the best indicator of our cash flows or future operating results.  You should compensate for these limitations by relying primarily on the Company’s GAAP results and using the non-GAAP financial measures only supplementally.

	Year Ended December 31,
	2023	2022
Advertiser revenue retention:
Gross revenue retention	> 95%	> 95%
Net revenue retention	124%	127%

New Solutions and Channels. We have a strong track record of developing new solutions that have high adoption rates with our existing customers. We intend to extend our solutions capabilities to new adjacencies and cover new and growing digital channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend. At the end of 2018, we launched our Authentic Brand Suitability solution that allows advertisers to create a centralized set of brand suitability controls that can be automatically deployed across multiple programmatic buying platforms and campaigns. Authentic Brand Suitability, which significantly reduces wasted ad spend, generated $182.0 million and $123.3 million of revenue in 2023 and 2022, respectively. In 2023, we developed and launched several new solutions: (i) Scibids AI, through our acquisition of Scibids Technology SAS in August 2023, empowers global brands to leverage Demand-Side Platform impression-level data, first-party data, measurement data and cost data in order to build algorithmic models that more effectively drive specific key performance indicators and tangible outcomes while improving operational efficiency and reducing manual lift, (ii) expanded brand safety and suitability measurement and activation to enable advertisers to monitor and avoid MFA sites and (iii) expanded brand safety and suitability measurement capabilities to YouTube Shorts and widened TikTok coverage across key markets in Latin America, Europe, and Asia-Pacific.

New Geographies. Our customer base is predominately U.S.-based today. We intend to grow our presence in international markets in order to meet the needs of our existing customers and accelerate new customer acquisition in key geographies outside of North America. With offices or commercial operations in 30 locations across 24 countries, our expansion to new geographies has helped us to win the international business of our existing customers and to establish relationships with some of the world’s largest international advertisers. As of December 31, 2023, 453 of our employees were based outside of the Americas.

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

For the years ended December 31, 2023 and 2022, we generated 92% and 90% of our revenue, respectively, from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement (f/k/a Advertiser – direct) revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation (f/k/a Advertiser – programmatic) revenue. We generate the majority of revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions. Advertisers typically leverage the full suite of our proprietary DV Authentic Ad metric to evaluate and measure the existence of fraud, brand suitability, viewability and geography for their digital ad investments. We have long-term relationships with many of our customers, with an average relationship of approximately eight years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base.

For the years ended December 31, 2023 and 2022, we generated 8% and 10% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

	Year Ended December 31,		Change	Change
	2023	2022	$	%

	(In Thousands)
Revenue by customer type:
Activation (f/k/a Advertiser - programmatic)	$328,936	$251,198	$77,738	31%
Measurement (f/k/a Advertiser - direct)	198,024	157,908	40,116	25
Supply-side customer	45,583	43,312	2,271	5
Total revenue	$572,543	$452,418	$120,125	27%

See “Critical Accounting Policies and Estimates — Revenue Recognition” for a description of our revenue recognition policies.

Operating Expenses

Our operating expenses consist of the following categories:

Cost of revenue. Cost of revenue consists primarily of costs from revenue-sharing arrangements with our partners, platform hosting fees, data center costs, software and other technology expenses, other costs directly associated with data infrastructure, and personnel costs, including salaries, bonuses, stock-based compensation and benefits, directly associated with the support and delivery of our software platform and data solutions.

Product development. Product development expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation and benefits, third party vendors and outsourced engineering services, and allocated overhead. Overhead costs such as information technology infrastructure, rent and occupancy charges are allocated based on headcount. Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in Property, plant and equipment, net on our Consolidated Balance Sheets. Capitalized software development costs are amortized to depreciation and amortization.

Sales, marketing, and customer support. Sales, marketing, and customer support expenses consist primarily of personnel costs directly associated with sales, marketing, and customer support departments, including salaries, bonuses, commissions, stock-based compensation and benefits, and allocated overhead. Overhead costs such as information technology infrastructure, rent and occupancy charges are allocated based on headcount. Sales and marketing expense also includes costs for promotional marketing activities, advertising costs, and attendance at events and trade shows. Sales commissions are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of personnel expenses associated with our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include professional fees for external accounting, legal, investor relations and other consulting services, expenses to operate as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, other overhead expenses including insurance, as well as third-party costs related to acquisitions.

Interest expense. Interest expense for the years ended December 31, 2023 and 2022, consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other (income) expense. Other (income) expense consists primarily of interest earned on interest-bearing monetary assets, gains and losses on foreign currency transactions, and change in fair value associated with contingent consideration related to our acquisitions.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables show our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,		Change	Change
	2023	2022	$	%

	(In Thousands)
Revenue	$572,543	$452,418	$120,125	27%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	106,631	77,866	28,765	37
Product development	125,376	95,118	30,258	32
Sales, marketing and customer support	125,953	107,416	18,537	17
General and administrative	87,971	78,666	9,305	12
Depreciation and amortization	40,885	34,328	6,557	19
Income from operations	85,727	59,024	26,703	45
Interest expense	1,066	905	161	18
Other income, net	(11,216)	(1,249)	(9,967)	798
Income before income taxes	95,877	59,368	36,509	61
Income tax expense	24,411	16,100	8,311	52
Net income	$71,466	$43,268	$28,198	65%

	Year Ended
	December 31,
	2023	2022

	(as % of Revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19	17
Product development	22	21
Sales, marketing and customer support	22	24
General and administrative	15	17
Depreciation and amortization	7	8
Income from operations	15	13
Interest expense	—	—
Other income, net	(2)	—
Income before income taxes	17	13
Income tax expense	4	4
Net income	12%	10%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $120.1 million, or 27%, from $452.4 million in the year ended December 31, 2022 to $572.5 million in the year ended December 31, 2023.

Total Advertiser revenue increased by $117.9 million, or 29%, driven primarily by a 25% increase in Media Transactions Measured and a 3% increase in Measured Transaction Fees.

Activation (f/k/a Advertiser – programmatic) revenue increased by $77.7 million, or 31%, driven primarily by greater adoption of our Authentic Brand Suitability (ABS) solution, as well as by new customers activating our non-ABS activation solutions, including Scibids.

Measurement (f/k/a Advertiser – direct) revenue increased by $40.1 million, or 25%, driven primarily by greater adoption of our social measurement solutions across emerging platforms and formats including short-form video.

Supply-side revenue increased $2.3 million, or 5%, driven primarily by an increase in revenue from existing and new platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $28.8 million, or 37%, from $77.9 million in the year ended December 31, 2022 to $106.6 million in the year ended December 31, 2023. The increase was due primarily to growth in Activation (f/k/a Advertiser – programmatic) revenue which drove increases in partner costs from revenue-sharing arrangements, as well as investments in cloud services to provide scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $30.3 million, or 32%, from $95.1 million in the year ended December 31, 2022 to $125.4 million in the year ended December 31, 2023. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $24.8 million and an increase in third party software costs and outsourced consulting and engineering services of $4.4 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $18.5 million, or 17%, from $107.4 million in the year ended December 31, 2022 to $126.0 million in the year ended December 31, 2023. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $13.6 million to support sales and account management efforts globally, and drive continued expansion with existing and new customers. Marketing activities, including advertising, promotions, events and other activities, increased $1.1 million, and personnel travel and entertainment expenses to support marketing and sales activities increased $1.6 million.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million, or 12%, from $78.7 million in the year ended December 31, 2022 to $88.0 million in the year ended December 31, 2023. Personnel costs, including stock-based compensation, increased by $8.9 million. Bad debt expenses increased by $5.0 million, including a reserve established in connection with outstanding amounts owed to us by our activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023. Cost increases were offset by a decrease of $4.7 million in other costs which include costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, the impairment of subleased office space and the disposal of furniture for unoccupied lease office space that did not recur in the year ended December 31, 2023.

Depreciation and Amortization

Depreciation and amortization increased by $6.6 million, or 19%, from $34.3 million in the year ended December 31, 2022 to $40.9 million in the year ended December 31, 2023. The increase was due primarily to an increase in capitalized software development costs, an increase in leasehold improvements at the Company’s new global headquarters, and an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense increased by $0.2 million, from $0.9 million in the year ended December 31, 2022, to $1.1 million in the year ended December 31, 2023 due primarily to an increase in interest costs related to finance leases.

Other Income, Net

Other income increased by $10.0 million, from $1.2 million in the year ended December 31, 2022, to $11.2 million in the year ended December 31, 2023. The increase was due to an $8.5 million increase in interest income earned on monetary assets, and a $1.2 million gain related to the change in fair value associated with contingent consideration related to the Scibids acquisition.

Income Tax Expense

Income tax expense increased by $8.3 million, from $16.1 million in the year ended December 31, 2022 to $24.4 million in the year ended December 31, 2023. The increase was due primarily to an increase in pre-tax book income.

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

	Year Ended December 31,
	2023	2022

	(In Thousands)
Net income	$71,466	$43,268
Net income margin	12%	10%
Depreciation and amortization	40,885	34,328
Stock-based compensation	59,244	42,307
Interest expense	1,066	905
Income tax expense	24,411	16,100
M&A and restructuring costs (a)	1,262	1,224
Offering, IPO readiness and secondary offering costs (b)	910	1,292
Other (recoveries) costs (c)	(964)	3,414
Other income (d)	(11,216)	(1,249)
Adjusted EBITDA	$187,064	$141,589
Adjusted EBITDA margin	33%	31%

(a)	M&A and restructuring costs for the year ended December 31, 2023 consist of transaction costs related to the acquisition of Scibids. M&A and restructuring costs for the year ended December 31, 2022 consist of transaction costs, integration and restructuring costs related to the acquisition of OpenSlate.
(b)	Offering, IPO readiness and secondary offering costs for the year ended December 31, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company. Offering, IPO readiness and secondary offering costs for the year ended December 31, 2022 consist of third-party costs incurred for the Company’s filing of a “shelf” registration statement on Form S-3, and costs incurred for an underwritten secondary public offering by certain stockholders of the Company.
(c)	Other recoveries for the year ended December 31, 2023 consist of sublease income for leased office space. Other costs for the year ended December 31, 2022 consist of costs related to the departures of the Company’s former Chief Operating Officer and Chief Customer Officer, impairment related to a subleased office space and costs related to the disposal of furniture for unoccupied lease office space, partially offset by sublease income for lease office space.
(d)	Other income for the years ended December 31, 2023 and 2022 consists of interest income earned on interest-bearing monetary assets, changes in fair value associated with contingent consideration, and the impact of changes in foreign currency exchange rates.

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

Selected Quarterly Results of Operations

The following tables set forth our unaudited consolidated quarterly results of operations for each of the 8 quarters within the period from January 1, 2022 to December 31, 2023. Our quarterly results of operations have been prepared on the same basis as our consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair presentation of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers. Advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of measurement of digital ads while the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. While our revenue is highly recurring, seasonal fluctuations in ad spend may impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of the business.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2023	2023	2023	2023	2022	2022	2022	2022

	(In Thousands)
Revenue	$172,231	$143,974	$133,744	$122,594	$133,636	$112,254	$109,805	$96,723
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,022	26,466	26,191	23,952	22,830	19,323	18,836	16,877
Product development	32,565	32,315	31,941	28,555	26,376	23,932	23,222	21,588
Sales, marketing and customer support	35,733	32,971	31,537	25,712	28,881	27,118	24,733	26,684
General and administrative	24,748	23,280	19,755	20,188	18,067	19,395	21,529	19,675
Depreciation and amortization	11,520	10,706	9,676	8,983	8,882	8,089	8,317	9,040
Income from operations	37,643	18,236	14,644	15,204	28,600	14,397	13,168	2,859
Interest expense	275	288	247	256	224	226	223	232
Other (income) expense, net	(4,373)	(1,633)	(2,476)	(2,734)	(1,671)	231	145	46
Income before income taxes	41,741	19,581	16,873	17,682	30,047	13,940	12,800	2,581
Income tax expense (benefit)	8,636	6,234	4,034	5,507	11,979	3,609	2,510	(1,998)
Net income	$33,105	$13,347	$12,839	$12,175	$18,068	$10,331	$10,290	$4,579

The following table sets forth our unaudited consolidated results of operations for the specified periods as a percentage of revenue:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2023	2023	2023	2023	2022	2022	2022	2022

	(as % of Revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	18	20	20	17	17	17	17
Product development	19	22	24	23	20	21	21	22
Sales, marketing and customer support	21	23	24	21	22	24	23	28
General and administrative	14	16	15	16	14	17	20	20
Depreciation and amortization	7	7	7	7	7	7	8	9
Income from operations	22	13	11	12	21	13	12	3
Interest expense	—	—	—	—	—	—	—	—
Other (income) expense, net	(3)	(1)	(2)	(2)	(1)	—	—	—
Income before income taxes	24	14	13	14	22	12	12	3
Income tax expense (benefit)	5	4	3	4	9	3	2	(2)
Net income	19%	9%	10%	10%	14%	9%	9%	5%

Note: Percentages may not sum due to rounding.

The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2023	2023	2023	2023	2022	2022	2022	2022

	(In Thousands)
Net income	$33,105	$13,347	$12,839	$12,175	$18,068	$10,331	$10,290	$4,579
Net income margin	19%	9%	10%	10%	14%	9%	9%	5%
Depreciation and amortization	11,520	10,706	9,676	8,983	8,882	8,089	8,317	9,040
Stock-based compensation	16,473	15,791	15,167	11,813	11,083	10,971	9,259	10,994
Interest expense	275	288	247	256	224	226	223	232
Income tax expense (benefit)	8,636	6,234	4,034	5,507	11,979	3,609	2,510	(1,998)
M&A and restructuring (recoveries) costs	(359)	921	700	—	5	39	527	653
Offering, IPO readiness and secondary offering costs	315	286	122	187	566	726	—	—
Other (recoveries) costs	(164)	(267)	(266)	(267)	(245)	(228)	2,690	1,197
Other (income) expense	(4,373)	(1,633)	(2,476)	(2,734)	(1,671)	231	145	46
Adjusted EBITDA	$65,428	$45,673	$40,043	$35,920	$48,891	$33,994	$33,961	$24,743
Adjusted EBITDA margin	38%	32%	30%	29%	37%	30%	31%	26%

Liquidity and Capital Resources

The Company’s operations are financed primarily through cash generated from operations. In October 2020, the Company entered into the New Revolving Credit Facility with available borrowings of $150 million. The Company had no outstanding debt under the New Revolving Credit Facility as of December 31, 2023. As of December 31, 2023, the Company had cash of $310.1 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $139.0 million. As of December 31, 2022, the Company had cash of $267.8 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $108.4 million.

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

We anticipate that our capital expenditures, including capitalized software, will be approximately $20 million to $30 million for 2024 as we continue to invest in new product innovation to support future growth. We anticipate our lease payment obligations, including operating and finance leases, will be approximately $15 million for 2024. Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors.”

Debt Obligations

In October 2020, DoubleVerify Inc., as borrower, and DoubleVerify MidCo, Inc., as guarantor, entered into the New Revolving Credit Facility and, in connection therewith, repaid all amounts outstanding under the prior credit facilities.

On December 24, 2020, DoubleVerify Inc. prepaid $68.0 million of the outstanding principal amount under the New Revolving Credit Facility with a portion of the proceeds from the Concurrent Private Placement. As of December 31, 2020, $22.0 million was outstanding under the New Revolving Credit Facility.

On April 30, 2021, we used a portion of the net proceeds from the IPO and the Concurrent Private Placement to pay the entire outstanding balance of $22.0 million under the New Revolving Credit Facility.

On March 10, 2023, we initiated a borrowing of $50.0 million under the New Revolving Credit Facility and subsequently repaid $50.0 million on March 17, 2023. As of December 31, 2023, there was no outstanding debt under the New Revolving Credit Facility.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios and is in compliance as of December 31, 2023.

For more information about the New Revolving Credit Facility, see Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022

	(In Thousands)
Cash flows provided by operating activities	$119,741	$94,862
Cash flows (used in) investing activities	(84,249)	(39,981)
Cash flows provided by (used in) financing activities	6,489	(7,884)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	338	(784)
Increase in cash, cash equivalents and restricted cash	$42,319	$46,213

Operating Activities

Our cash flows from operating activities are influenced primarily by growth in our operations and by changes in our working capital. In particular, trade receivables increase in conjunction with our rapid growth in sales and decrease based on timing of cash receipts from our customers. The timing of payments of trade payables also impacts our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period.

For the year ended December 31, 2023, cash provided by operating activities was $119.7 million, attributable to net income of $71.5 million, adjusted for non-cash charges of $91.6 million and net cash outflows of $43.3 million used in changes in operating assets and liabilities. Non-cash charges consisted primarily of $40.9 million in depreciation and amortization, $59.2 million in stock-based compensation, and $10.1 million in bad debt expense, offset by $25.0 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $49.3 million increase in trade receivables, and prepaid expenses and other assets due mainly to increases in sales and prepayments, and a $6.0 million increase driven by trade payables, and accrued expenses and other liabilities.

For the year ended December 31, 2022, cash provided by operating activities was $94.9 million, attributable to net income of $43.3 million, adjusted for non-cash charges of $72.8 million and net cash outflows of $21.2 million used in changes in operating assets and liabilities. Non-cash charges consisted primarily of $34.3 million in depreciation and amortization, $42.3 million in stock-based compensation, and $7.3 million in non-cash lease expenses, offset by $19.6 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were an increase in trade receivables and prepaid expenses and other assets of $40.7 million due to an increase in sales and the timing of cash receipts, and an increase of $19.5 million in trade payables and accrued expenses and other liabilities. Accrued expenses and other liabilities include the benefit of $8.7 million tenant improvement allowance received from the landlord of the Company’s new global headquarters and income taxes of $10.6 million.

Investing Activities

For the year ended December 31, 2023, cash used in investing activities was $84.2 million, including $67.2 million attributable to the acquisition of Scibids and $17.0 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

For the year ended December 31, 2022, cash used in investing activities of $40.0 million was attributable to purchases of property, plant and equipment, including leasehold improvements and furniture and fixtures for the Company’s new global headquarters of approximately $32.4 million, and capitalized software development costs.

Financing Activities

For the year ended December 31, 2023, cash provided by financing activities of $6.5 million was due primarily to $10.7 million of proceeds from common stock issued upon the exercise of stock options, offset by $4.6 million related to shares repurchased for settlement of employee tax withholdings.

For the year ended December 31, 2022, cash used in financing activities of $7.9 million was due primarily to $10.2 million of shares repurchased for settlement of employee tax withholdings, $3.2 million of contingent consideration related to the acquisition of Zentrick, partially offset by $5.8 million of proceeds from common stock issued upon exercise of stock options.

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

For Supply-side revenue, we offer to our supply-side platform partners arrangements to measure all ads on their platform. These arrangements are typically subscription-based with minimum guarantees, and are recognized on a straight-line basis over the term of the contract, generally spanning from one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure. Overages give rise to variable consideration that is allocated to the distinct periods to which the overage relates.

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

The Company has a single reporting unit. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margins and cash flows, useful lives, discount rates and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. There have been no goodwill impairment indicators subsequent to the impairment test performed as of October 1, 2023. For each of the years ended December 31, 2023 and December 31, 2022, there were no impairments related to our intangible assets.

We allocate the fair value of the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The estimates used in valuing the intangible assets are determined with the assistance of third-party specialists, a discounted cash flow analysis and estimates made by management. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset made primarily to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Stock-Based Compensation

Our stock-based compensation awards relate to restricted stock units (“RSUs”), stock options and performance-based restricted stock units (“PSUs”). For purposes of calculating stock-based compensation, we estimate the fair value of RSUs and PSUs that contain a performance condition using the grant date stock price. For PSUs where a market condition exists, we apply a Monte Carlo Simulation model. We estimate the fair value of stock options issued using a Black-Scholes option-pricing model. For share-based awards that vest subject to the satisfaction of only a service requirement, expense is recognized on a straight-line basis over the vesting period net of an estimated forfeiture rate. For PSUs, expense is recognized using the accelerated attribution method over the requisite service period.

The determination of the fair value of PSUs with a market condition utilizing the Monte Carlo Simulation model is affected by a number of assumptions including expected volatility, valuation date stock price, correlation coefficients, risk-free interest rates and expected dividend yield.

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

In November 2020, the Concurrent Private Placement Investors invested in the Company in the Concurrent Private Placement at a total enterprise value (the “Total Enterprise Value”) based on arm’s length negotiations, which resulted in a per share valuation of $17.22 (adjusted for the reverse stock split). The Total Enterprise Value represented an equity value of our common stock of approximately 14 times historical revenue for the last twelve months (“LTM Revenue”), less a discount for the lack of marketability of our common stock (“Liquidity Discount”). Based on the Total Enterprise Value from the Concurrent Private Placement and our board of directors’ belief that it is customary and standard practice for high growth companies in the Company’s industry to use a revenue multiplier to value a company, our board of directors determined that the most appropriate representation of the value of the Company was to attribute value based on LTM Revenue multiplied by 14, less a Liquidity Discount. The LTM Revenue utilized in the per share valuation for the Concurrent Private Placement was the twelve months ended September 30, 2020, which was the most recent month ended prior to the Company entering into a definitive agreement for the Concurrent Private Placement and the most recent historical financial information provided to the Concurrent Private Placement Investors.

For grants of stock options and RSUs subsequent to closing of the Concurrent Private Placement (summarized above), our board of directors continued to utilize this formula of (LTM Revenue × 14) x Liquidity Discount. The Liquidity Discount was determined by our board of directors to be 15% for the valuation following the Concurrent Private Placement, resulting in the following formula: Valuation = (LTM Revenue × 14) x 0.85. The liquidity discount decreased over time leading up to the IPO. In addition to looking at historical revenue, our board of directors also considered projected 2021 revenue in setting the valuation for grants of stock options and RSUs subsequent to closing of the Concurrent Private Placement, primarily as a guidepost to ensure that the historical LTM revenue formula was reasonable.

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

Taxes

We account for income taxes using the asset and liability method, in accordance with ASC 740, Accounting for Income Taxes. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

We record a valuation allowance when it is determined that it is more-likely-than-not, based upon all available evidence both positive and negative, that a portion or all its deferred tax assets will not be realized. At each reporting period, management assesses the realizability of its deferred tax assets.

For certain tax positions, we use a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Interest and penalties are recognized as part of income tax expense.

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

The Company no longer meets the requirement of being an emerging growth company and has filed its Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022 as a large accelerated filer.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the adoption of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate sensitivities. Our cash, cash equivalents and short-term investments as of December 31, 2023, December 31, 2022 and December 31, 2021 consisted of $310.1 million, $267.8 million and $221.6 million, respectively, in bank deposits, treasury bills and money market funds. Such interest-earning instruments carry a degree of interest rate risk. However, we believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments. As of December 31, 2023, December 31, 2022 and December 31, 2021, we had $0, respectively, in variable rate debt outstanding. The New Revolving Credit Facility entered into on October 1, 2020 matures in October 2025 and bears interest at SOFR plus 2.00% or the Alternate Base Rate plus 1.00% (at the Company’s option) per annum. As of December 31, 2023, we have no outstanding variable rate indebtedness and have $150 million of availability under the New Revolving Credit Facility.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in primarily U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. Movements in foreign currency exchange rates versus the U.S. dollar did not have a material effect on our revenue for 2023. A hypothetical 10% change in exchange rates versus the U.S. dollar would not have resulted in a material change to our 2023 earnings. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

DOUBLEVERIFY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DoubleVerify Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue - Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As described in Note 2 of the consolidated financial statements, the Company recorded $573 million of total revenue for the year ended December 31, 2023, comprised of Measurement, Activation, and Supply-side customer arrangements.

Revenue generated from the Company’s Measurement arrangements (f/k/a Advertiser – direct) was $198 million. The Company’s Measurement revenue consists of fees earned on a high volume of individually low monetary-value transactions, sourced from multiple systems, databases, and other tools. The initiation, processing, and recording of Measurement revenue is highly automated and is based on contractual terms with advertisers.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s Measurement revenue included the following, amongst others:

●	With the assistance of our IT specialists, we:
o	Identified the relevant systems used to calculate and record revenue transactions.

o	Tested the effectiveness of general IT controls over the relevant systems, including testing of user access controls, change management controls, and IT operations controls.

o	Tested the effectiveness of system interface controls and automated controls within the relevant revenue streams.

o	Tested the effectiveness of controls to reconcile the relevant systems to the Company's general ledgers.

●	We created data visualizations to evaluate recorded revenue and evaluated trends in the transactional revenue data.

●	We selected a sample of transactions and initiated additional transactions and traced the transactions through the Company’s proprietary systems.

●	We selected a sample of transactions and agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.

Our audit procedures related to the Company’s non-standard customer arrangements included the following, amongst others:

●	We tested the effectiveness of controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the estimation of variable consideration.
●	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
o	Tested management’s identification and accounting treatment of distinct performance obligations in the contract terms.
o	To the extent a contract did not represent a single distinct performance obligation, we tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices of similar goods or services.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2024

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DoubleVerify Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Scibids Technology SAS (“Scibids”), which was acquired on August 14, 2023, and whose financial statements constitute approximately 1% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s control environment) and 1% of total revenue for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Scibids.

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

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2024

DoubleVerify Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2023	2022
Assets:
Current assets
Cash and cash equivalents	$310,131	$267,813
Trade receivables, net of allowances for doubtful accounts of $9,442 and $8,893 as of December 31, 2023 and December 31, 2022, respectively	206,941	167,122
Prepaid expenses and other current assets	15,930	10,161
Total current assets	533,002	445,096
Property, plant and equipment, net	58,020	47,034
Operating lease right-of-use assets, net	60,470	64,692
Goodwill	436,008	343,011
Intangible assets, net	140,883	135,429
Deferred tax assets	13,077	35
Other non‑current assets	1,571	1,731
Total assets	$1,243,031	$1,037,028
Liabilities and Stockholder’s Equity:
Current liabilities
Trade payables	$12,932	$6,675
Accrued expense	44,264	33,085
Operating lease liabilities, current	9,029	7,041
Income tax liabilities	5,833	11,953
Current portion of finance lease obligations	2,934	1,846
Other current liabilities	8,863	8,310
Total current liabilities	83,855	68,910
Operating lease liabilities, non-current	71,563	74,086
Finance lease obligations	2,865	779
Deferred tax liabilities	8,119	12,890
Other non‑current liabilities	2,690	3,504
Total liabilities	169,092	160,169
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023; 1,000,000 shares authorized, 165,448 shares issued and 165,417 outstanding as of December 31, 2022	171	165
Additional paid‑in capital	878,331	756,299
Treasury stock, at cost, 22 shares and 31 shares as of December 31, 2023 and December 31, 2022, respectively	(743)	(796)
Retained earnings	198,983	127,517
Accumulated other comprehensive loss, net of income taxes	(2,803)	(6,326)
Total stockholders’ equity	1,073,939	876,859
Total liabilities and stockholders’ equity	$1,243,031	$1,037,028

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$572,543	$452,418	$332,741
Cost of revenue (exclusive of depreciation and amortization shown separately below)	106,631	77,866	54,382
Product development	125,376	95,118	62,698
Sales, marketing and customer support	125,953	107,416	77,312
General and administrative	87,971	78,666	81,380
Depreciation and amortization	40,885	34,328	30,285
Income from operations	85,727	59,024	26,684
Interest expense	1,066	905	1,172
Other income, net	(11,216)	(1,249)	(309)
Income before income taxes	95,877	59,368	25,821
Income tax expense (benefit)	24,411	16,100	(3,487)
Net income	$71,466	$43,268	$29,308
Earnings per share:
Basic	$0.43	$0.26	$0.20
Diluted	$0.41	$0.25	$0.18
Weighted‑average common stock outstanding:
Basic	167,803	163,882	148,309
Diluted	173,435	170,755	160,264
Comprehensive income:
Net income	$71,466	$43,268	$29,308
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	3,523	(5,555)	(1,782)
Total comprehensive income	$74,989	$37,713	$27,526

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
									Other
									Comprehensive
	Common Stock		Preferred Stock				Additional		Loss,	Total
	Shares		Shares		Treasury Stock		Paid‑in	Retained	Net of	Stockholders’
(in thousands)	Issued	Amount	Issued	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balances as of January 1, 2021	140,222	$140	61,006	$610	15,146	$(260,686)	$620,679	$54,941	$1,011	$416,695
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,782)	(1,782)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	50	(1,802)	—	—	—	(1,802)
Issuance of common stock as consideration for acquisition	684	1	—	—	—	—	22,525	—	—	22,526
Stock-based compensation	—	—	—	—	—	—	21,887	—	—	21,887
Common stock issued under employee purchase plan	15	—	—	—	—	—	404	—	—	404
Common stock issued upon exercise of stock options	4,782	5	—	—	—	—	12,435	—	—	12,440
Common stock issued upon vesting of restricted stock units	366	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock to common stock	5,190	5	(61,006)	(610)	(15,146)	260,686	(260,081)	—	—	—
Issuance of common stock upon initial public offering	9,977	10	—	—	—	—	269,380	—	—	269,390
Private placement stock issuance concurrent with initial public offering	1,111	1	—	—	—	—	29,999	—	—	30,000
Net income	—	—	—	—	—	—	—	29,308	—	29,308
Balances as of December 31, 2021	162,347	$162	—	$—	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,555)	(5,555)
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	402	(10,244)	—	—	—	(10,244)
Stock-based compensation expense	—	—	—	—	—	—	42,787	—	—	42,787
Common stock issued to non-employees	4	—	—	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	1,518	2	—	—	—	—	5,801	—	—	5,803
Common stock issued upon vesting of restricted stock units	1,488	1	—	—	—	—	(1)	—	—	—
Common stock issued under employee purchase plan	91	—	—	—	—	—	1,734	—	—	1,734
Treasury stock reissued upon settlement of equity awards	—	—	—	—	(421)	11,250	(11,250)	—	—	—
Net income	—	—	—	—	—	—	—	43,268	—	43,268
Balances as of December 31, 2022	165,448	$165	—	$—	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,523	3,523
Shares repurchased for settlement of employee tax withholdings	—	—	—	—	142	(4,586)	—	—	—	(4,586)
Issuance of common stock as consideration for acquisition	1,642	2	—	—	—	—	52,935	—	—	52,937
Stock-based compensation expense	—	—	—	—	—	—	60,351	—	—	60,351
Common stock issued under employee purchase plan	105	—	—	—	—	—	2,723	—	—	2,723
Common stock issued upon exercise of stock options	2,634	3	—	—	—	—	10,663	—	—	10,666
Common stock issued upon vesting of restricted stock units	1,339	1	—	—	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	—	—	(151)	4,639	(4,639)	—	—	—
Net income	—	—	—	—	—	—	—	71,466	—	71,466
Balances as of December 31, 2023	171,168	$171	—	$—	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net income	$71,466	$43,268	$29,308
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense (recovery)	10,075	5,033	(711)
Depreciation and amortization expense	40,885	34,328	30,285
Amortization of debt issuance costs	294	294	294
Non-cash lease expense	6,727	7,339	—
Deferred taxes	(25,046)	(19,581)	(7,866)
Stock-based compensation expense	59,244	42,307	21,887
Interest expense	68	107	103
Loss on disposal of fixed assets	5	1,353	—
Impairment of long-lived assets	—	1,510	—
Change in fair value of contingent consideration	(1,193)	—	57
Offering costs	—	—	22,074
Other	492	87	733
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	(43,691)	(49,765)	(22,004)
Prepaid expenses and other assets	(5,591)	9,094	(7,567)
Trade payables	5,476	2,884	(49)
Accrued expenses and other liabilities	530	16,604	16,205
Net cash provided by operating activities	119,741	94,862	82,749
Investing activities:
Purchase of property, plant and equipment	(17,009)	(39,981)	(9,397)
Acquisition of businesses, net of cash acquired	(67,240)	—	(149,217)
Net cash used in investing activities	(84,249)	(39,981)	(158,614)
Financing activities:
Payments of long-term debt	—	—	(22,000)
Deferred payment related to Zentrick acquisition	—	—	(50)
Proceeds from revolving credit facility	50,000	—	—
Payments to revolving credit facility	(50,000)	—	—
Payment of contingent consideration related to Zentrick acquisition	—	(3,247)	—
Proceeds from common stock issued upon exercise of stock options	10,666	5,803	12,440
Proceeds from common stock issued under employee purchase plan	2,723	1,734	404
Proceeds from issuance of common stock upon initial public offering	—	—	269,390
Proceeds from issuance of common stock in connection to concurrent private placement	—	—	30,000
Payments related to offering costs	—	(6)	(22,069)
Finance lease payments	(2,314)	(1,924)	(1,918)
Shares repurchased for settlement of employee tax withholdings	(4,586)	(10,244)	(1,802)
Net cash provided by (used in) financing activities	6,489	(7,884)	264,395
Effect of exchange rate changes on cash and cash equivalents and restricted cash	338	(784)	(200)
Net increase in cash, cash equivalents, and restricted cash	42,319	46,213	188,330
Cash, cash equivalents, and restricted cash—Beginning of period	267,938	221,725	33,395
Cash, cash equivalents, and restricted cash—End of period	$310,257	$267,938	$221,725

Cash and cash equivalents	$310,131	$267,813	$221,591
Restricted cash (included in prepaid expenses and other assets on the Consolidated Balance Sheets)	126	125	134
Total cash and cash equivalents and restricted cash	$310,257	$267,938	$221,725
Supplemental cash flow information:
Cash paid for taxes	$60,883	$12,351	$7,698
Cash paid for interest	$714	$554	$774
Non‑cash investing and financing transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$2,547	$71,979	$—
Acquisition of equipment under finance lease	$5,479	$—	$1,518
Capital assets financed by accounts payable and accrued expenses	$261	$12	$36
Stock-based compensation included in capitalized software development costs	$1,103	$480	$—
Common stock issued in connection with acquisition	$52,937	$—	$22,526
Liabilities for contingent consideration	$1,193	$—	$—
Treasury stock reissued upon the conversion of Series A preferred stock for common stock	$—	$—	$260,686
Offering costs included in accounts payable and accrued expense	$—	$—	$5

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, unless otherwise stated)

1. Description of Business

DoubleVerify Holdings, Inc. (the “Company”) is one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. The Company’s solutions provide advertisers unbiased data analytics that enable advertisers to increase the effectiveness, quality and return on their digital advertising investments. The DV Authentic Ad is our proprietary metric of digital media quality, which measures whether a digital ad was delivered in a brand suitable environment, fully viewable, by a real person and in the intended geography. The Company’s software interface, DV Pinnacle, delivers these metrics to our customers in real time, allowing them to access critical performance data on their digital transactions. The Company’s software solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. The Company’s solutions are accredited by the Media Rating Council, which allows the Company’s data to be used as a single source standard in the evaluation and measurement of digital ads.

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

The Company is headquartered in New York, New York and has wholly owned subsidiaries in numerous jurisdictions, including Israel, the United Kingdom, the United Arab Emirates, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, Finland, Italy and India, and operates in one reportable segment.

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

The functional currency of the Company’s foreign subsidiaries is generally the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end exchange rates. Income statement items are translated at the average monthly rates for the year. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive (loss) income, net of income taxes and is included in the Consolidated Statements of Stockholders’ Equity.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents in treasury bills, money market funds and savings accounts to reduce its exposure to market risk.

Trade Receivables Net of Allowances for Doubtful Accounts

Trade receivables are non-interest bearing and are stated at gross invoice amounts. A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations, such that only the passage of time is required before consideration is due, regardless of whether amounts are billed or unbilled. Included in trade receivables on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced. The Company bills trade receivables one month in arrears.

The Company utilizes an expected loss methodology for its accounts receivable and the related allowance for doubtful accounts. In addition, the Company continues to evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.

Write-offs of accounts receivable are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts.

The following table presents changes in the accounts receivable allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$8,893	$6,527	$7,049
Add: bad debt expense (recoveries)	10,075	5,033	(711)
Less: write offs, net of recoveries	(9,526)	(2,667)	189
Ending balance	$9,442	$8,893	$6,527

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets on the Consolidated Balance Sheets consist primarily of prepaid taxes, other general prepaid expenses, prepaid insurance, and value added tax assets. Any expenses paid prior to the related services being rendered are recorded as prepaid expenses and amortized over the period of service.

Restricted cash represents amounts pledged as collateral for certain agreements with third parties. Upon satisfying the terms of the agreements, the funds are expected to be released and available for use by the Company. As of December 31, 2023 and 2022, the Company had $0.1 million of restricted cash, respectively.

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

Capitalized Software

Capitalized software, which is included in Property, plant and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company’s products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is 3 years. During the years ended December 31, 2023 and December 31, 2022, the Company capitalized $14.5 million and $7.0 million in internal-use software cost, respectively. Amortization expense was $7.3 million, $5.5 million, and $3.7 million on capitalized internal-use software costs during the years ended December 31, 2023, 2022 and 2021, respectively. This is included within Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income.

Leases

The Company has operating and financing leases for corporate offices, data centers, and certain equipment. The Company determines if an arrangement is a lease at inception and does not recognize a right-of-use (“ROU”) asset or lease liability with a term shorter than 12 months. Additionally, the Company does not separate lease components from non-lease components for the specified asset classes. An ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are to be recognized at commencement date based on the present value of lease payments not yet paid over the lease term. The lease term includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised.

As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses an incremental borrowing rate, based on the information available on the lease commencement date in determining the present value of lease payments not yet paid. The Company applies the portfolio approach in determining the incremental borrowing rate for each lease. The incremental borrowing rate for United States dollar denominated leases was calculated by considering current market yields and the Company’s existing debt rates to determine a yield. In order to assess a premium or discount for the lease tenor and develop an incremental borrowing rate curve, the analysis compared the Company’s existing debt yield to the appropriate market yield curve corresponding to the estimated secured credit rating of the Company. The curve one notch higher was used as the incremental borrowing rate focuses on secured borrowing rates, which tend to carry higher credit ratings when issued, in addition to calculating differences in expected recovery rates between secured and unsecured obligations. The corporate yield curve was adjusted based on the Company’s implied incremental borrowing rate premium or discount at each tenor to reach a concluded incremental borrowing rate curve. Using the calculated United States dollar incremental borrowing rate, the international incremental borrowing rates were determined by adjusting for specific country risk.

The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in Operating lease right-of-use assets, net, and Operating lease liabilities, current and noncurrent, within the accompanying Consolidated Balance Sheets. Finance leases, formerly known as (“f/k/a”) capital leases, are included in Property, plant and equipment, net, Current portion of finance lease obligations, and Finance lease obligations within the accompanying Consolidated Balance Sheets. Refer to Footnote 7, Leases, for further information.

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

The Company estimates the fair value of intangible assets acquired generally using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by the asset and the risk associated with achieving those cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible asset, which include revenue, expenses and taxes. The carrying value of acquired working capital assets and liabilities approximates its fair value, given the short-term nature of these assets and liabilities.

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

Debt Issuance Costs

The New Revolving Credit Facility, as defined in Footnote 9, Long-term Debt, includes debt issuance costs that meet the definition of an asset and are recorded in the Consolidated Balances Sheets in Other Non-Current Assets. Debt issuance costs for the New Revolving Credit Facility are amortized to interest expense over the contractual term of the underlying debt instrument on a straight-line basis through the maturity date of the instrument of October 1, 2025. As of December 31, 2023 and December 31, 2022, remaining debt issuance costs were $0.5 million and $0.8 million, respectively.

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expected to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

For Activation revenues, customers can elect to use the Company’s services for evaluating the quality and performance of advertising inventory they are considering purchasing. Advertisers purchase the Company’s social activation solutions direct and programmatic activation solutions through Demand Side Platforms that manage ad campaign auctions and inventories on their behalf on an advertising exchange. The ability to provide the Company’s programmatic solutions to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s services available to advertisers. In these arrangements, the customer pays a fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange.

For Measurement and Activation revenues, contracts with multiple performance obligations typically consist of services aimed at advertisers to help evaluate and ensure the success of a brand campaign by measuring authentic impressions. These services are generally delivered together as impressions are measured. For these services, each impression is distinct and has the same pattern of transfer to the customer. Revenue is recognized over time, as the Company is providing services that the customer is continuously consuming and receiving benefit from or upon completion of the service. The Company considers primarily the “right to invoice” practical expedient appropriate in the context of the Company’s contracts as this directly corresponds to the value of the Company’s performance to date. In this case, the Company’s pricing structure is (1) solely variable on the basis of the customer’s usage of the Company’s services, (2) is priced at a fixed rate per usage and (3) gives the entity the right to invoice the customer for its usage as it occurs.

Certain customers receive cash-based incentives, credits, or discounts on the pricing of products or services once specific volume thresholds have been met. For the years ended December 31, 2023 and 2022, the Company had a liability for customer incentives of $8.4 million and $6.2 million, respectively, included in Other current liabilities in the Consolidated Balance Sheets.

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

Transactions that Involve Third Parties

For transactions that involve third parties, the Company evaluates which party in the arrangement obtains control of the Company’s services (and is therefore the Company’s customer), which impacts whether the Company reports as revenue the gross amounts paid by the advertiser through the Demand-Side Platform or the net amount paid by the Company’s Demand-Side Platform partners. For certain arrangements, advertisers (“customers”) may purchase the Company’s service offering through a Demand-Side Platform that manages various ad campaign auctions and inventory on behalf of the advertisers. Customers elect to use the Company’s service of evaluating the quality and performance of advertising inventory up for bid on an advertising exchange. The ability to provide these services to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s services available to advertisers. In these arrangements, the customer pays a fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange. In these transactions, the Company transfers control of the Company’s services directly to the advertiser (who is the Company’s customer) and therefore revenue is recognized for the gross amount paid by the advertiser for the Company’s services. Specifically, the Company transfers control of the data that is influencing the purchasing decisions directly to the customer and the Company is primarily responsible for providing these services to the customer. That is, control of these services (or a right to these services) does not transfer to the Demand-Side Platform before they are transferred to the Company’s customers. Further, the Company has latitude in establishing the sales price with those customers as there is a fixed retail rate card that is included in the product integration agreements with the Demand-Side Platforms or are governed by contracts in place with the customers. Accordingly, the Company records revenue for the gross amounts paid by advertisers for these services and records the amounts retained by the Demand-Side Platforms as a cost of revenue.

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables) and are included in Trade receivables, net of allowance for doubtful accounts.

Costs to Fulfill or Obtain a Contract

The Company recognizes direct fulfillment costs as an expense when incurred. These costs include commission programs to compensate employees for generating sales orders under the Company’s master services agreements or integration agreements, and are included in Sales, marketing, and customer support. The Company did not incur incremental costs to obtain contracts during the years ended December 31, 2023, 2022, and 2021, respectively.

Operating Expenses

Cost of revenue includes commissions related to revenue share arrangements with Demand Side Platforms and excludes depreciation and amortization. Cost of revenue also includes platform hosting fees, data center costs, software and other technology expenses, other costs directly associated with data infrastructure, personnel costs including salaries, bonuses, stock-based compensation, employee benefit costs and allocated overhead expenses for personnel who provide the Company’s customers with support in implementing and using the Company’s software platform.

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

Sales, marketing and customer support expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs, and allocated overhead expenses for the Company’s sales, marketing and customer support personnel. Sales, marketing, and customer support expense also include costs for market development programs, advertising costs, attendance at events and trade shows, promotional and other marketing activities. Advertising costs include expenses associated with direct marketing but exclude the costs of attendance at events and trade shows. Advertising costs were $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectfully. Commissions costs are expensed as incurred.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash deposits with financial institutions that, from time to time, exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Cash and cash equivalents are maintained with several financial institutions domestically and internationally. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company monitors this credit risk and makes adjustments to the concentrations as necessary. As of December 31, 2023 and 2022, the Company had total domestic cash deposits and cash equivalents of $283.5 million and $256.7 million, respectively. Total domestic cash deposits exceeded the FDIC insurance coverage amounts.

With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. No single customer accounted for more than 10% of trade receivables for the years ended December 31, 2023 and 2022. With respect to revenues, no single customer accounted for more than 10% of revenues for the years ended December 31, 2023, 2022 and 2021.

Other Income, Net

Other income, net consists primarily of interest income, change in fair value associated with contingent consideration, and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Interest income consists of interest earned on interest-bearing monetary assets.

Income Taxes

The Company accounts for income taxes using the asset and liability method, in accordance with ASC 740, Accounting for Income Taxes. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

The Company records a valuation allowance when it is determined that it is more-likely-than-not, based upon all available evidence both positive and negative, that a portion or all its deferred tax assets will not be realized. At each reporting period, management assesses the realizability of its deferred tax assets.

The Company records uncertain tax positions using a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Interest and penalties are recognized as part of income tax expense.

Stock-Based Compensation

The Company accounts for stock based compensation awards issued to its employees and members of its Board of Directors (the “Board”) in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for these transactions with employees.

The Company’s stock based compensation awards consist of restricted stock units (“RSUs”), stock options, performance-based restricted stock units (“PSUs”) and awards granted under the Company’s employee stock purchase plan (“ESPP”). Each RSU and PSU forming part of an award represents the right to receive one share of the Company’s common stock upon vesting and settlement. Stock based compensation is measured at grant date based on the estimated fair value of the award and is expensed over the requisite service period net of an estimated forfeiture rate. The Company uses historical data to estimate forfeitures. For stock-based compensation awards with only service conditions, expense is recognized on a straight-line basis. For stock-based compensation awards with multiple conditions, expense is recognized using the accelerated attribution method.

The fair value of RSU awards that vest only upon the satisfaction of a service condition is determined on the grant date based on the grant date closing stock price. The grant date fair value is determined with the assistance of third-party valuation specialists for PSUs with market-based and service-based vesting conditions (“TSR PSUs”). TSR PSUs vest based on relative total shareholder return as compared to the Russell 3000 index during the defined performance periods, subject to the recipient’s continued service during an explicit service period. The valuation of the TSR PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to the Company and the applicable peer group. Those key assumptions included valuation date stock price, expected volatility, correlation coefficients, risk-free interest rate, and expected dividend yield. The valuation date stock price is based on the closing price on the grant date. Expected volatility is calculated using the applicable peer group for a period that is commensurate with the length of the applicable performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the applicable performance period. The expected dividend yield was based on the Company and peer group’s expected dividend rate over the applicable performance period assuming dividends distributed during the performance period are reinvested in additional shares of the underlying stock on the ex-dividend date. To the extent that market-based and service-based vesting conditions are met, between 0% and 200% of the target TSR PSUs will vest.

For PSUs with performance-based and service-based vesting conditions (“Financial PSUs”), the grant date fair value is determined using the grant date closing stock price. Financial PSUs are tied to the achievement of the Company’s revenue performance during the defined performance period for each award, subject to the recipient’s continued service during an explicit service period. Stock-based compensation expense for Financial PSUs are initially based on the probable outcome of the performance condition vesting and is evaluated each reporting period to account for changes in the shares estimated to vest or actual shares that vest at the conclusion of the performance period. To the extent the performance-based and service-based vesting conditions are met, between 0% and 150% of the target Financial PSUs will vest.

The fair value of stock option awards and awards under the ESPP is determined on the grant date using the Black Scholes Merton option pricing model. The option pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility, the expected option term, the risk-free interest rate, and the fair market value of the Company’s common stock. Since there is no extensive history for the Company’s public common stock, the Company bases its estimates of expected volatility on the median historical volatility of a group of publicly traded companies it believes are comparable to the Company, and uses the average of i) the weighted average vesting period and ii) the contractual life of the option, calculated using the “simplified method”. The simplified method allows for estimating the expected life based on an average of the option vesting term and option life, provided that all options meet certain criteria of “plain vanilla” options. The risk-free interest rate is based on the yield from U.S. treasury bonds as of the expected term. Additionally, the Company has assumed that dividends will not be paid.

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

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC 260, Earnings per Share. Basic EPS is calculated by dividing net income by the weighted average number of common stock outstanding during the period. Diluted EPS is based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents in the period. Common stock equivalents arise from dilutive stock options, RSUs, ESPP and PSUs which are computed using the treasury stock method. ESPP and PSUs are treated as contingently issuable shares under the treasury stock method. Anti-dilutive common stock equivalents are excluded from diluted EPS.

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

The Company no longer meets the requirement of being an emerging growth company and has filed its Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022 as a large accelerated filer.

Offering Costs

Offering costs consist of expenses incurred during the Company’s preparation of its IPO. These expenses include registration fees, filing fees, specific legal and accounting fees which are directly related to the Company’s efforts to raise capital through an IPO. The Company expenses offering costs as they are incurred. For the years ended December 31, 2023 and 2022 there were no offering costs. For the year ended December 31, 2021, offering costs were $22.1 million and recorded in General and administrative in the Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update requires retrospective application to all prior periods presented. The Company is currently in the process of evaluating the impact of this standard on the Company’s Consolidated Financial Statements.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740):  Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company is currently in the process of evaluating the impact of this standard on the Company’s Consolidated Financial Statements.

3. Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on the number of ads measured for Measurement (f/k/a Advertiser – direct) or measured and purchased for Activation (f/k/a Advertiser – programmatic) and Supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Activation (f/k/a Advertiser - programmatic)	$328,936	$251,198	$167,798
Measurement (f/k/a Advertiser - direct)	198,024	157,908	135,516
Supply-side customer	45,583	43,312	29,427
Total revenue	$572,543	$452,418	$332,741

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $55.0 million and $52.7 million as of December 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of December 31, 2023, the Company had $10.9 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable supply-side arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s supply-side revenue which represented $45.6 million, or 8.0% of the Company’s total revenue as of December 31, 2023. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

4. Business Combinations

Meetrics GmbH

On August 31, 2021, the Company acquired all of the outstanding stock of Meetrics GmbH ("Meetrics"). Meetrics was founded in 2008 in Berlin, Germany and is a European-based ad verification provider – offering comprehensive media quality measurement solutions across viewability, fraud, brand safety and suitability. The aggregate net cash purchase price was $24.3 million. This acquisition expands DoubleVerify’s international presence as substantially all of Meetrics’ customer base and business operations are based in Europe.

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$1,007
Trade receivables	778
Other assets	96
Property, plant and equipment	10
Intangible assets:
Technology	2,245
Customer relationships	7,208
Trademarks	47
Non-compete agreements	71
Total intangible assets	9,571
Goodwill	15,578
Total assets acquired	$27,040

Liabilities:
Trade payables	$147
Other current liabilities	361
Deferred tax liability	1,233
Total liabilities assumed	1,741
Total purchase consideration	$25,299
Cash acquired	(1,007)
Net cash purchase price	$24,292

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

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of less than $0.1 million and $0.9 million included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021, respectively.

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

Outrigger Media, Inc.

On November 22, 2021, the Company acquired Outrigger Media, Inc. (d/b/a "OpenSlate"), a leading independent pre-campaign contextual targeting platform for social video and CTV. OpenSlate’s technology provides insight into the nature and quality of ad-supported content on large, video-driven social platforms, such as Facebook, TikTok and YouTube.

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

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$8,549
Trade receivables	5,460
Prepaid expenses	66
Escrow assets	2,000
Other assets	167
Property, plant and equipment	—
Intangible assets:
Technology	11,900
Customer relationships	37,100
Total intangible assets	49,000
Goodwill	103,938
Total assets acquired	$169,180
Liabilities:
Trade payables	$226
Other current liabilities	2,373
Escrow liabilities	2,000
Deferred tax liability	7,798
Total liabilities assumed	12,397
Total purchase consideration	$156,783
Cash acquired	(8,549)
Net cash purchase price	$148,234

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

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $0.2 million and $2.2 million included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021, respectively.

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

Zentrick NV

On February 15, 2019, the Company acquired all of the outstanding stock of Zentrick NV ("Zentrick"). Zentrick, headquartered in Ghent, Belgium is a digital video technology company that provides middleware solutions that increase the performance of online video advertising for brand advertisers, advertising platforms and publishers. This acquisition integrates technology into the Company’s suite of products related to advertising viewability specifically on video formats, a growing segment of the advertising market and critical for the delivery of verification services to social platforms and CTV. The aggregate purchase price consists of 1) $23.2 million paid in cash at closing, which excluded closing adjustments of approximately $0.2 million paid in April 2019 2) $0.1 million in holdback payment of which 50% was payable 12 months after the closing date, and the remaining 50% was payable 24 months after the closing date and 3) up to $17.3 million of performance-based deferred payments that comprises two components (the “Zentrick Deferred Payment Terms”). The first component has a $4.0 million maximum payment related to four milestone tranches of $1.0 million each based on achievement of certain product milestones (“technical milestones”). The second component has a total maximum payment of $13.0 million and varies based upon certain revenue targets in fiscal 2019, 2020, and 2021 (“revenue targets”).

Under the Zentrick Deferred Payment Terms, a portion of the technical milestones and revenue targets have been accounted at fair value as contingent consideration in the business combination with the remaining portion being accounted for as compensation expense under ASC 710, Compensation - General.

The Company and the Zentrick selling stockholders reached an agreement for the early termination of the Zentrick Deferred Payment Terms and resolution of the contingent payments due for both the technical milestones and revenue targets. On February 16, 2022, pursuant to the terms of the Zentrick Early Termination Agreement, the Company made a payment of $5.6 million to the Zentrick selling stockholders and recorded $2.8 million of additional expense in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

For the year ended December 31, 2021, the Company recorded a change in the fair value of the contingent consideration of $0.1 million and less than $0.1 million of compensation cost to the Consolidated Statements of Operations and Comprehensive Income.

Scibids Technology SAS

On August 14, 2023, the Company acquired all of the outstanding stock of Scibids Technology SAS (“Scibids”), a global leader in AI technology for digital campaign optimization. The acquisition combines DoubleVerify’s proprietary data with Scibids’ AI-powered optimization technology to provide advertiser customers with enhanced insights and control over their advertising performance.

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

The purchase price included a performance-based deferred payment that has a total maximum payout of $25.0 million (“Scibids Contingent Payment”) and varied based upon the achievement of certain performance metrics in fiscal year 2023 (“Earn-Out Period”). If the performance metrics during the Earn-Out Period did not exceed a certain threshold, no payment would be made. The Scibids Contingent Payment was accounted for at fair value as contingent consideration in the business combination at the date of acquisition. Refer to Footnote 8, Fair Value Measurement, for details upon conclusion of the Earn-out Period on December 31, 2023.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$1,705
Trade receivables	5,197
Prepaid expenses	50
Other assets	1,382
Intangible assets:
Technology	18,000
Customer relationships	15,000
Total intangible assets	33,000
Goodwill	90,668
Total assets acquired	$132,002
Liabilities:
Trade payables	$530
Other liabilities	1,259
Deferred tax liability	7,138
Total liabilities assumed	8,927
Total purchase consideration	$123,075
Cash acquired	(1,705)
Purchase consideration, net of cash acquired	$121,370

The acquired intangible assets of Scibids will be amortized over their estimated useful lives. Accordingly, customer relationships will be amortized over ten years and developed technology will be amortized over four years. The weighted-average useful life of the acquired intangible assets is 6.7 years. The Company recognized a deferred tax liability of $7.1 million in relation to the intangible assets acquired.

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $1.3 million included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2023.

The goodwill associated with Scibids includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the future generations of AI technology assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future.

The preliminary allocations of the purchase price for Scibids are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying Consolidated Financial Statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to direct and indirect taxes and the finalization of working capital adjustments.

The acquisition of Scibids was immaterial to the Company's Consolidated Financial Statements for the year ended December 31, 2023, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5. Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from January 1, 2022 through December 31, 2023:

(in thousands)
Goodwill as of January 1, 2022	$350,560
Measurement period adjustments	(4,660)
Foreign exchange impact	(2,889)
Goodwill as of December 31, 2022	343,011
Business combinations (Scibids)	90,668
Foreign exchange impact	2,329
Goodwill as of December 31, 2023	$436,008

The Company completed its analyses for each of the years ended December 31, 2023, 2022, and 2021 and determined that there was no impairment of Goodwill.

The following table summarizes the Company’s intangible assets and related accumulated amortization:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,734	$(5,140)	$6,594	$11,733	$(4,294)	$7,439
Customer relationships	161,173	(62,955)	98,218	145,834	(49,587)	96,247
Developed technology	93,013	(56,942)	36,071	76,677	(44,956)	31,721
Non-compete agreements	66	(66)	—	64	(42)	22
Total intangible assets	$265,986	$(125,103)	$140,883	$234,308	$(98,879)	$135,429

Amortization expense related to intangible assets amounted to $28.1 million, $25.1 million, and $18.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated future expected amortization expense of intangible assets as of December 31, 2023 is as follows:

(in thousands)
2024	$28,823
2025	26,894
2026	22,141
2027	18,187
2028	14,972
Thereafter	29,866
Total	$140,883

The weighted-average remaining useful life by major asset classes as of December 31, 2023 is as follows:

(In years)
Trademarks and brands	9
Customer relationships	7
Developed technology	2

There were no impairments of Intangible assets identified during the years ended December 31, 2023, 2022 and 2021.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Computers and peripheral equipment	$25,013	$19,189
Office furniture and equipment	3,170	2,542
Leasehold improvements	32,595	29,678
Capitalized software development costs	35,039	22,026
Less accumulated depreciation and amortization	(37,797)	(26,401)
Total property, plant and equipment, net	$58,020	$47,034

For the years ended December 31, 2023, 2022 and 2021 total depreciation expense was $12.8 million, $9.2 million and $11.5 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million and $12.3 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accumulated depreciation related to property and equipment under finance lease obligations totaled $12.9 million and $11.2 million, respectively, refer to Footnote 7, Leases.

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

There were no impairments of Property, plant and equipment identified during the years ended December 31, 2023, 2022 and 2021.

7. Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2023 and December 31, 2022, respectively.

	Year Ended December 31,
(in thousands)	2023	2022
Lease cost:
Operating lease cost (1)	$10,359	$10,922
Finance lease cost
Depreciation of finance lease assets (2)	1,770	1,191
Interest on finance lease liabilities (3)	223	139
Short-term lease cost (1)	1,058	1,080
Sublease income (1)	(978)	(622)
Total lease cost	$12,432	$12,710

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$7,641	$5,367
Operating cash outflows from finance leases	$155	$132
Financing cash outflows from finance leases	$2,314	$1,924

(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of December 31, 2023 and December 31, 2022, respectively:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	13.6	14.2
Weighted-average remaining lease term - finance leases (in years)	2.2	1.6
Weighted-average discount rate - operating leases	4.6%	4.5%
Weighted-average discount rate - finance leases	5.3%	3.7%

Maturities of lease liabilities as of December 31, 2023 are as follows:

	December 31, 2023
(in thousands)	Operating Leases	Finance Leases
2024	$9,179	$3,214
2025	8,145	2,150
2026	6,857	819
2027	6,665	—
2028	6,753	—
Thereafter	74,037	—
Total lease payments	111,636	6,183
Less amount representing interest	(31,044)	(384)
Present value of total lease payments	$80,592	$5,799

During the year ended December 31, 2022, the Company entered into an agreement to sublease its leased office space located in New York, NY (“Sublease Transaction”) as the Company transitioned into a new headquarters. The sublease triggered an Operating lease right-of-use asset impairment of $1.5 million recorded in General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. The fair value of the Operating lease right-of-use asset was determined as of May 27, 2022 using the transaction price per the Sublease Transaction executed agreement. The fair value measurement represents a Level 1 input.

There were no impairments of Operating lease right-of-use assets identified during the years ended December 31, 2023 and 2021, respectively.

8. Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of December 31, 2023
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$61,463	$—	$—	$61,463

As of December 31, 2022
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$11,710	$—	$—	$11,710

Cash equivalents, consisting of treasury bills and money market funds of $61.5 million and of money market funds of $11.7 million as of December 31, 2023 and December 31, 2022, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets.

As of December 31, 2023, the amortized cost of the Company’s treasury bills approximated fair value. For the year ended December 31, 2023, the Company did not record any unrealized gains, unrealized losses, or credit losses.

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

Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs for the years ended December 31, 2023, 2022 and 2021 is as follows:

(in thousands)
Balance as of January 1, 2021	$1,660
Fair value adjustments	57
Balance as of December 31, 2021	1,717
Payments during the year	(1,717)
Balance as of December 31, 2022	—
Fair value at date of acquisition	1,193
Fair value adjustments	(1,193)
Balance as of December 31, 2023	$—

Prior to the early termination of the Zentrick Deferred Payment Terms described in Footnote 4, Business Combinations, the fair value of the component of contingent consideration related to achievement of revenue targets have been estimated using a Monte Carlo model to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 13.5% and revenue volatility of 29.0% for December 31, 2021. The fair value of the component of contingent consideration related to achievement of four technical milestones have been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount.

As described in Footnote 4, Business Combinations, on February 16, 2022, pursuant to the terms of the Zentrick Early Termination Agreement, the Company paid the remaining balance of the contingent consideration referred to as the Zentrick Deferred Payment Terms.

The fair value of contingent consideration from the Scibids Contingent Payment related to the achievement of certain performance metrics have been estimated using a Black-Scholes option pricing model. As of the acquisition date, forecasted amounts for the Earn-Out Period were taken and discounted to the valuation date using a risk adjusted discount rate of 11.3%. Additional significant assumptions include volatility of 25.0% and operating leverage of 160%. Volatility was estimated based on asset volatilities of comparable companies, which were calculated based on observed equity volatilities, adjusted for financial leverage using the Merton Model. Operating leverage of the seller was calculated as the ratio of the present value of the forecasted fixed cost and EBITDA.

The Earn-out Period concluded on December 31, 2023. For the year-ended December 31, 2023, there was a decrease in fair value of $1.2 million recorded as a gain in Other income, net in the Consolidated Statements of Operations and Comprehensive Income in relation to the Scibids Contingent Payment. The decrease in fair value was due to the actual performance metrics during the Earn-out Period not exceeding a certain threshold.

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

The New Revolving Credit Facility has a first priority lien on substantially all of the assets of MidCo, the Borrower and Ad-Juster Inc. ("Ad-Juster"), the Company’s indirect subsidiary. The New Revolving Credit Facility requires the Borrower to remain in compliance with a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement.

As of December 31, 2023, the maximum total net leverage ratio and minimum fixed charge coverage ratio is 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of December 31, 2023.

During the three months ended March 31, 2023, the Company borrowed and repaid $50.0 million on the New Revolving Credit Facility. As of December 31, 2023 and December 31, 2022, there was no outstanding debt under the New Revolving Credit Facility.

10. Income Tax

The components of income before income tax provision (benefit) were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$91,018	$54,162	$16,499
Foreign	4,859	5,206	9,322
Income before income taxes	$95,877	$59,368	$25,821

Income tax provision (benefit) was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$35,225	$20,599	$821
State	12,848	14,435	1,508
Foreign	1,399	711	1,999
Total current tax provision	$49,472	$35,745	$4,328
Deferred
Federal	$(17,694)	$(15,467)	$(5,545)
State	(6,806)	(4,324)	(2,241)
Foreign	(561)	146	(29)
Total deferred tax benefit	$(25,061)	$(19,645)	$(7,815)
Income tax provision (benefit)	$24,411	$16,100	$(3,487)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	5.1	9.7	(3.3)
Tax credits	(2.1)	(5.6)	(3.9)
Foreign tax effects	0.5	0.2	—
Non‑deductible items and other	0.4	1.5	(0.6)
Changes in tax reserves	(0.8)	1.7	1.9
Provision to return adjustment	1.7	(1.2)	0.5
Transaction costs	0.3	—	18.9
Global Intangible Low Tax Income	1.1	1.0	0.7
Foreign-Derived Intangible Income	(2.9)	—	—
Non-deductible officers' compensation	1.8	2.7	47.8
Non‑cash compensation	(0.5)	(3.9)	(96.5)
Effective tax rate	25.6%	27.1%	(13.5)%

Income Tax Provision (Benefit)

The Company’s effective tax rate for the year ended December 31, 2023 was higher than the U.S. federal statutory income tax rate primarily due to the impact of state and foreign tax effects. For the year ended December 31, 2022, the Company’s effective tax rate was higher than the U.S. federal statutory income tax rate primarily due to the impact of state and foreign taxes and other permanent book-tax differences including non-deductible executive compensation and non-cash compensation. For the year ended December 31, 2021, the Company’s effective tax rate was lower than the U.S. federal statutory income tax rate primarily due to the impact of deductible non-cash compensation, non-deductible executive compensation, IPO related costs, foreign taxes, certain tax credits, provision to return adjustments and the impact of other permanent book-tax differences.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The following table details the components of deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$2,327	$2,338
Accrued expenses and other	5,271	6,299
Stock compensation	6,140	3,920
Capitalized costs	31,542	18,839
Lease liability	21,071	22,941
Net operating losses	3,719	4,117
Gross deferred tax assets	70,070	58,454
Valuation allowance	(636)	(500)
Net deferred tax assets	$69,434	$57,954
Deferred tax liabilities:
ROU asset	$(15,464)	$(18,042)
Purchased intangibles	(38,360)	(38,216)
Depreciation and amortization	(10,652)	(14,551)
Total deferred tax liabilities	(64,476)	(70,809)
Net deferred tax asset (liability)	$4,958	$(12,855)

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases. Once subject to the CAMT, a taxpayer will compute both its CAMT liability and its regular federal tax liability and pay the higher of the two. To the extent that the CAMT liability exceeds the regular federal tax liability, a taxpayer will receive a credit (“CAMT credit”) which can be used against its regular federal tax liability in the future when the taxpayer is no longer subject to the CAMT. The CAMT credit does not expire. The CAMT is effective for tax years beginning after December 31, 2022, which means it became applicable to the Company effective January 1, 2023. The excise tax on stock repurchases applies to stock repurchases occurring after December 31, 2022.  The Company does not expect to be subject to CAMT or related excise tax.

Tax Valuation Allowance

The Company’s deferred tax assets and liabilities are primarily comprised of purchased intangibles, book to tax differences in depreciation and amortization, book and tax differing treatment of accruals, net operating losses, and differing timing of stock compensation deductions. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. As of December 31, 2023, (i) the Company’s taxable temporary differences will provide sufficient US future taxable income to realize the US deferred tax assets and (ii) the Company’s projected future pre-tax book income in the US and respective foreign countries is expected to provide sufficient taxable income to realize the deferred tax assets within each jurisdiction’s respective statutory carryforward period. Based on this analysis, the Company has concluded that it is more likely than not that the Company will realize most of its US and foreign deferred taxes assets. A valuation allowance is assessed to a small amount of foreign capital losses and US tax loss carryforwards.

Net Operating Loss and Credit Carryforwards

As of December 31, 2023, the Company had a Federal net operating loss carryforward of approximately $6.1 million and a state net operating loss carryforward of approximately $8.7 million. Of these carryforwards, approximately $4.0 million of Federal net operating losses and $1.3 million of state net operating losses were acquired with the OpenSlate acquisition in 2021. In addition, the Company had loss carryforwards for various foreign countries where the Company has business operations. Of these carryforwards, as of December 31, 2023, the Company had approximately $1.5 million of German net operating losses that were acquired with the Meetrics acquisition in 2021 and approximately $4.7 million of French net operating losses that were acquired with the Scibids acquisition in 2023. The remaining aggregate amount of foreign loss carryover is not significant as of December 31, 2023. Federal net operating loss carryforwards can be used to offset against taxable income in the future and begin to expire in 2031. The Company utilized approximately $4.1 million and $7.9 million of Federal and state net operating loss carryforwards, respectively, in 2023. Utilization of Federal net operating loss carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforwards are subject to the annual limitation under Section 382 of the Internal Revenue Code.

Uncertain Tax Positions

The Company’s income tax returns are open to examination by federal and state authorities for the tax years ended December 31, 2020 and later. However, the Company believes that its tax positions are all highly certain of being upheld upon examination and intends to defend those positions if challenged by the Internal Revenue Service (“IRS”) or another taxing jurisdiction.

The Company and its subsidiaries file income tax returns with the IRS in various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2021 and later tax years. Also, under audit by the Commonwealth of Massachusetts is the Company’s U.S. subsidiary for the 2019 and 2020 tax years. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from the aforementioned, the Company is not currently under audit in any other jurisdiction.

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $2.7 million and $3.4 million as of December 31, 2023 and 2022, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.3 million and $3.3 million as of December 31, 2023 and 2022, respectively, and include the federal tax benefit of state deductions. The Company anticipates that no unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.

Changes in the Company’s unrecognized tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning balance	$3,415	$2,363
Increase related to tax positions of prior years	62	432
Increase related to tax positions of the current year	250	620
Decrease due to lapse in statutes of limitations	(1,037)	—
Ending balance	$2,690	$3,415

11. Employee Contribution Plan

The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company’s contributions costs are based on contributions made to the plan at the Company’s discretion and were $2.5 million, $1.8 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12. Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net Income (basic and diluted)	$71,466	$43,268	$29,308
Denominator:
Weighted‑average common shares outstanding	167,803	163,882	148,309
Dilutive effect of stock based awards	5,632	6,873	11,955
Weighted‑average dilutive shares outstanding	173,435	170,755	160,264
Basic earnings per share	$0.43	$0.26	$0.20
Diluted earnings per share	$0.41	$0.25	$0.18

Approximately 7.7 million, 5.1 million, and 1.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation for the years ended December 31, 2023, 2022 and 2021, respectively, because they were antidilutive.

13. Stock-Based Compensation

Employee Equity Incentive Plan

On September 20, 2017, the Company established its 2017 Omnibus Equity Incentive Program (the “2017 Plan”) which provides for the granting of equity-based awards to certain employees, directors, independent contractors, consultants and agents. Under the 2017 Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards for up to 22,182 shares of common stock.

On April 19, 2021, the Company established its 2021 Omnibus Equity Incentive Plan (“2021 Equity Plan”). The maximum number of shares of common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) 30,000 shares of common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board’s compensation committee. The 2021 Equity Plan provides for the grant of stock options (including qualified incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, and other stock or cash settled incentive awards. Any shares covered by an award, or portion of an award, granted under the 2021 Equity Plan that expires or is forfeited, canceled, cash-settled, or otherwise terminated for any reason will again be available for the grant of awards under the 2021 Equity Plan.

Stock Options

Options become exercisable subject to vesting schedules up to four years from the date of the grant and subject to certain timing restrictions upon an employee’s separation of service and no later than 10 years after the grant date.

A summary of stock option activity as of and for the year ended December 31, 2023 is as follows:

	Stock Option
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of January 1, 2023	11,861	$13.43	7.17	$129,323
Options granted	918	25.46
Options exercised	(2,701)	3.91
Options forfeited	(86)	25.14
Outstanding as of December 31, 2023	9,992	$17.01	6.91	$197,598
Options expected to vest as of December 31, 2023	3,196	$24.86	8.21	$38,131
Options exercisable as of December 31, 2023	6,607	$12.94	6.22	$157,528

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

There were no stock options granted that contain both market-based and performance-based vesting conditions during the year ended December 31, 2023. During the year ended December 31, 2023, 653 stock options were exercised and 1,373 market-based and performance-based stock options remain outstanding as of December 31, 2023.

The weighted average grant date fair value of options granted for the years ended December 31, 2023, 2022, and 2021 was $12.57, $12.09 and $13.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $75.6 million, $34.3 million and $141.0 million, respectively.

The fair market value of each option granted for the years presented has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2023	2022	2021
Risk‑free interest rate (percentage)	3.6	2.0 - 3.7	0.6. - 1.4
Expected term (years)	6.1	6.1	5.8 - 6.1
Expected dividend yield (percentage)	—	—	—
Expected volatility (percentage)	46.5	42.8 - 46.0	42.1 - 43.6

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the years ended December 31, 2023 and 2022.

RSUs

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain timing restrictions upon employee separation.

A summary of RSUs activity as of and for the year ended December 31, 2023 is as follows:

	RSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of January 1, 2023	3,154	$27.07
Granted	3,197	28.19
Vested	(1,423)	26.42
Forfeited	(208)	26.97
Outstanding as of December 31, 2023	4,720	$28.03

The total grant date fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $37.6 million, $35.3 million and $4.4 million, respectively.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $24.75 and $31.22, respectively.

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the year ended December 31, 2023 is as follows:

PSUs
Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of January 1, 2023	—	$—
Granted	480	41.31
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2023	480	$41.31

The fair market value of TSR PSUs granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2023
Risk‑free interest rate (percentage)	3.9 - 4.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.7

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Income was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Product development	$22,955	$15,030	$4,369
Sales, marketing and customer support	18,299	14,265	6,375
General and administrative	17,990	13,012	11,143
Total stock‑based compensation	$59,244	$42,307	$21,887

As of December 31, 2023, unrecognized stock-based compensation expense was $161.1 million, which is expected to be recognized over a weighted-average period of 1.4 years.

ESPP

In March 2021, the Board approved the Company’s 2021 ESPP and employees became eligible to enroll in August 2021. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended.

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

Purchases are accomplished through participation in discrete offering periods. The ESPP is available to U.S.-based employees and was expanded to most of the Company’s non-U.S.-based employees in 2022. The current offering period began on December 1, 2023 and will end on May 31, 2024. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to ESPP totaled $0.8 million, $0.6 million and $0.1 million for years ended December 31, 2023, 2022 and 2021, respectively.

14. Stockholders’ Equity

On October 27, 2020, the Company entered into a Series A Preferred Stock Purchase Agreement (“Preferred Purchase Agreement) pursuant to which an investor group, led by Tiger Global Management, purchased 61,006 shares of Series A Preferred Stock (“preferred stock”) from the Company and certain of its existing stockholders for an aggregate purchase price of approximately $350.0 million. The preferred stock consisted of 15,568 shares issued and sold by the Company to the new investors, raising approximately $89.3 million in cash before transaction costs. 45,438 shares of common stock (prior to giving effect to the 1-for-3 reverse stock split) held by existing shareholders were exchanged on a 1:1 basis for newly issued shares of preferred stock and then sold to the new investors. All cash received related to the exchange was transferred to selling shareholders. The Company recorded the exchange of common stock for preferred stock as Treasury Stock at cost in the Consolidated Balance Sheets. The preferred stock issued in the transaction were non-participating, not redeemable, had no declared dividends and contained a liquidation preference. The liquidation preference allowed for holders of shares of preferred stock then outstanding to be entitled to be paid out before any payments to holders of the Company’s common stock up to the preferred stock issuance price plus any dividends declared but unpaid.

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

On April 23, 2021, the Company completed its IPO in which the Company issued and sold 9,977 shares of common stock at a public offering price of $27.00 per share, which included the full exercise of the underwriters’ option to purchase 1,350 additional shares of common stock. The Company received aggregate net proceeds of $253.2 million from the IPO, after deducting underwriting discount fees of $16.2 million. The Company incurred offering costs of approximately $27.1 million for the Concurrent Private Placement and IPO, of which $22.1 million and $3.6 million were included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021 and 2020, respectively. The IPO offering also included 5,356 shares sold by Providence VII U.S. Holdings L.P. (“Providence”) and other existing stockholders, which included the full exercise of the underwriters’ option to purchase 650 additional shares from Providence, in which the Company did not receive any proceeds from the shares sold.

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

15. Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of December 31, 2023 and December 31, 2022 were as follows:

	As of December 31,
(in thousands)	2023	2022
Vendor payments	$6,286	$4,824
Employee commissions and bonuses	20,809	17,718
Payroll and other employee related expense	10,602	7,024
401k and pension expense	2,982	2,144
Other taxes	3,585	1,375
Total accrued expense	$44,264	$33,085

Other Income, Net

The components of Other income, net recorded in the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest income	$(10,841)	$(2,305)	$(11)
Change in fair value of contingent consideration	(1,193)	—	57
Foreign currency exchange loss (gain)	855	1,102	(102)
Other miscellaneous income, net	(37)	(46)	(253)
Other income, net	$(11,216)	$(1,249)	$(309)

16. Commitments and Contingencies

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

17. Segment Information

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

18. Subsequent Events

On February 20, 2024, the Company granted 229 RSUs and 67 PSUs under the 2021 Equity Plan.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DoubleVerify Holdings, Inc.

(Parent Company Only)

Condensed Statements of Balance Sheets

(In thousands)

	As of December 31,
(in thousands, except per share data)	2023	2022
Assets:
Current assets
Cash and cash equivalents	$133,127	$184,693
Total current assets	133,127	184,693
Investment in subsidiaries	635,635	507,557
Due from subsidiaries	834,370	320,220
Total assets	$1,603,132	$1,012,470
Liabilities and Stockholder’s Equity:
Due to subsidiaries	$528,930	$135,396
Accrued expense	263	215
Total liabilities	529,193	135,611
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023; 1,000,000 shares authorized, 165,448 shares issued and 165,417 outstanding as of December 31, 2022	171	165
Additional paid‑in capital	878,331	756,299
Treasury stock, at cost, 22 shares and 31 shares as of December 31, 2023 and December 31, 2022, respectively	(743)	(796)
Retained earnings	198,983	127,517
Accumulated other comprehensive loss, net of income taxes	(2,803)	(6,326)
Total stockholders’ equity	1,073,939	876,859
Total liabilities and stockholders’ equity	$1,603,132	$1,012,470

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DoubleVerify Holdings, Inc.

(Parent Company Only)

Condensed Statements of Operations and Comprehensive Income

(In thousands)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Product development	22,955	15,030	4,369
Sales, marketing and customer support	18,299	14,265	6,374
General and administrative	18,532	13,220	28,513
Loss from operations	(59,786)	(42,515)	(39,256)
Other (income) expense, net	(6,696)	(679)	996
Equity in pre‑tax earnings of consolidated subsidiaries	148,967	101,204	66,073
Income before income taxes	95,877	59,368	25,821
Income tax expense (benefit)	24,411	16,100	(3,487)
Net income	71,466	43,268	29,308
Foreign currency cumulative translation adjustment	3,523	(5,555)	(1,782)
Total comprehensive income	$74,989	$37,713	$27,526

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DoubleVerify Holdings, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities:	$396,748	$32,394	$67,294
Investing activities:
Transfer of funds to subsidiaries	(457,117)	(32,099)	(179,825)
Net cash used in investing activities	(457,117)	(32,099)	(179,825)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	10,666	5,803	12,440
Proceeds from common stock issued under employee purchase plan	2,723	1,734	404
Proceeds from issuance of common stock upon initial public offering	—	—	269,390
Proceeds from issuance of common stock in connection to concurrent private placement	—	—	30,000
Payments for offering costs	—	—	(17,214)
Shares repurchased for settlement of employee tax withholdings	(4,586)	(10,244)	(1,802)
Net cash provided by (used in) financing activities	8,803	(2,707)	293,218
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net (decrease) increase in cash and cash equivalents	(51,566)	(2,412)	180,687
Cash and cash equivalents—Beginning of period	184,693	187,105	6,418
Cash and cash equivalents—End of period	$133,127	$184,693	$187,105
Non‑cash investing and financing transactions:
Common stock issued in connection with acquisition	$52,937	$—	$22,526
Treasury stock reissued upon the conversion of Series A preferred stock for common stock	$—	$—	$260,686
Stock-based compensation included in capitalized software development costs	$1,103	$480	$—
Due to consolidated subsidiaries	$29,659	$33,500	$68,940

See accompanying notes to condensed financial statements

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

DoubleVerify Holdings, Inc.

(Parent Company Only)

Notes to the Condensed Financial Statements

(In thousands)

1. Organization

DoubleVerify Holdings, Inc. (the “Company”) is one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. The Company’s solutions provide advertisers unbiased data analytics that enable advertisers to increase the effectiveness, quality and return on their digital advertising investments. The DV Authentic Ad is our proprietary metric of digital media quality, which measures whether a digital ad was delivered in a brand suitable environment, fully viewable, by a real person and in the intended geography. The Company’s software interface, DV Pinnacle, delivers these metrics to our customers in real time, allowing them to access critical performance data on their digital transactions. The Company’s software solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. The Company’s solutions are accredited by the Media Rating Council, which allows the Company’s data to be used as a single source standard in the evaluation and measurement of digital ads.

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

3. Income Taxes

The income tax provision of $24.4 million, tax provision of $16.1 million, and tax benefit of $3.5 million for years ended December 31, 2023, 2022 and 2021, respectively, represent the Company’s consolidated income tax expense (benefit) as it relates to the Company’s subsidiaries, which have not been consolidated for this presentation.

4. Distributions

There were no distributions made to DoubleVerify Holdings, Inc. by its subsidiaries, for the years ended December 31, 2023, 2022 and 2021.

5. Long-term debt and credit facilities

As of December 31, 2023 and 2022, DoubleVerify Holdings, Inc. held no debt. Certain subsidiaries of the Company are subject to debt agreements.

For further discussion on the nature and terms of these agreements, refer to Footnote 9, Long-term Debt, to the Company’s Consolidated Financial Statements.

6. Commitments and Contingencies

For a discussion of commitments and contingencies, refer to Footnote 16, Commitments and Contingencies, to the Company’s Consolidated Financial Statements.

SCHEDULE II

DoubleVerify Holdings, Inc.

Valuation and Qualifying Accounts

(In thousands)

	Balance at	Charges	(Deductions)	Balance at
	Beginning of	(Recoveries) to Costs	Additions ‑	End of
Description	Year	and Expenses	Write off	Year
Allowance for doubtful accounts
Year ended December 31, 2023	$8,893	$10,075	$(9,526)	$9,442
Year ended December 31, 2022	$6,527	$5,033	$(2,667)	$8,893
Year ended December 31, 2021	$7,049	$(711)	$189	$6,527

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. GAAP.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisitions occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of Scibids, acquired in August 2023, as discussed in Note 4 to the Consolidated Financial Statements. The financial results of this acquisition are included in the Consolidated Financial Statements as of and for the year ended December 31, 2023 and represent approximately 1% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s system and control environment) and 1% of total revenue.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K). The trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c):

Name	Position	Adoption Date	Total Shares to be Sold	Expiration Date
Nicola T. Allais	Chief Financial Officer	November 14, 2023	180,000	November 15, 2024
Andrew E. Grimmig	Chief Legal Officer	December 15, 2023	209,346	September 30, 2024

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023 (the "Proxy Statement") and is incorporated herein by reference.

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

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, dated April 23, 2021	8-K	001-40349	3.1	April 26, 2021
3.2	Amended and Restated Bylaws, currently in effect	8-K	001-40349	3.2	April 26, 2021
4.1	Description of Securities	10-K	001-40349	4.1	March 8, 2022
4.2	Form of Common Stock Certificate	S-1/A	333-254380	4.1	April 12, 2021
10.1	Amendment and Restatement Agreement, dated as of October 1, 2020, by and among DoubleVerify Inc., as borrower, DoubleVerify MidCo, Inc., as guarantor, the banks and other financial institutions party thereto, as lenders, and Capital One, National Association, as administrative agent, letter of credit issuer and swing lender, and others	S-1	333-254380	10.1	March 17, 2021
10.2#	Employment Agreement with Nicola Allais, dated October 25, 2017	S-1	333-254380	10.2	March 17, 2021
10.3#	Employment Agreement with Matthew McLaughlin, dated December 31, 2020	S-1	333-254380	10.3	March 17, 2021
10.4#	Employment Agreement with Andy Grimmig, dated March 23, 2020	S-1	333-254380	10.4	March 17, 2021
10.5#	Employment Agreement with Mark Zagorski, dated July 1, 2020	S-1	333-254380	10.5	March 17, 2021
10.6#	Employment Agreement with Julie Eddleman, dated January 26, 2021	S-1	333-254380	10.7	March 17, 2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7#	Form of Director Indemnification Agreement	S-1/A	333-254380	10.8	April 12, 2021
10.8#	2017 Omnibus Equity Incentive Plan	S-1	333-254380	10.9	March 17, 2021
10.9#	Form of Nonqualified Stock Option Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.10	March 17, 2021
10.10#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.11	March 17, 2021
10.11#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Directors	S-1	333-254380	10.12	March 17, 2021
10.12#	Nonqualified Stock Option Award Agreement between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.13	March 17, 2021
10.13#	Nonqualified Stock Option Award Agreement between Pixel Group Holdings Inc. and Laura Desmond under the 2017 Omnibus Equity Incentive Plan, dated September 20, 2017	S-1	333-254380	10.14	March 17, 2021
10.14#	Restricted Stock Unit Award Agreement (Upfront Time RSUs) between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.15	March 17, 2021
10.15#	Restricted Stock Unit Award Agreement between DoubleVerify Holdings, Inc. and Julie Eddleman under the 2017 Omnibus Equity Incentive Plan, dated January 26, 2021	S-1	333-254380	10.18	March 17, 2021
10.16#	2021 Omnibus Equity Incentive Plan	S-8	333-255374	4.3	April 20, 2021
10.17#	2021 Employee Stock Purchase Plan	S-8	333-255374	4.4	April 20, 2021
10.18	Registration Rights Agreement by and among DoubleVerify Holdings, Inc., Providence VII U.S. Holdings L.P. and the other stockholders of DoubleVerify Holdings, Inc. listed on Schedule I thereto, dated as of April 19, 2021	8-K	001-40349	10.1	April 26, 2021
10.19	Stockholder’s Agreement, by and between DoubleVerify Holdings, Inc. and Providence VII U.S. Holdings L.P., dated as of April 20, 2021	8-K	001-40349	10.2	April 26, 2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.20	Common Stock Purchase Agreement by and among DoubleVerify Holdings, Inc. and Tiger Global Investments, L.P., dated as of April 9, 2021	S-1/A	333-254380	10.24	April 12, 2021
10.21#	Executive Transition and Separation Agreement, by and among Matthew McLaughlin, DoubleVerify Inc. and DoubleVerify Holdings, Inc., dated January 14, 2022	8-K	001-40349	10.1	January 19, 2022
10.22#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.22	March 8, 2022
10.23#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.23	March 8, 2022
10.24#	DoubleVerify Holdings, Inc. Deferred Compensation Plan	10-K	001-40349	10.24	March 8, 2022
10.25#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.25	March 1, 2023
10.26#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.26	March 1, 2023
10.27†#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney (contained on signature page)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	DoubleVerify Holdings, Inc. Clawback Policy
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated: February 28, 2024

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

Signature	Title	Date

/s/ MARK ZAGORSKI Mark Zagorski	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024

/s/ NICOLA ALLAIS Nicola Allais	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024

/s/ LAURA B. DESMOND Laura B. Desmond	Director	February 28, 2024

/s/ R. DAVIS NOELL R. Davis Noell	Director	February 28, 2024

/s/ LUCY STAMELL DOBRIN Lucy Stamell Dobrin	Director	February 28, 2024

/s/ GARY SWIDLER Gary Swidler	Director	February 28, 2024

/s/ TERI L. LIST Teri L. List	Director	February 28, 2024

/s/ KELLI TURNER Kelli Turner	Director	February 28, 2024
/s/ ROSIE PEREZ	Director	February 28, 2024
Rosie Perez
/s/ SCOTT WAGNER	Director	February 28, 2024
Scott Wagner
/s/ SUNDEEP JAIN	Director	February 28, 2024
Sundeep Jain