Form 10-Q
period 2024-03-31
DoubleVerify Holdings, Inc.
filed 2024-05-07
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 29, 2024, there were 171,796,441 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K, for the year ended December 31, 2023 and filed with the Securities and Exchange Commission (“SEC”), on February 28, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

“DoubleVerify,” “the DV Authentic Ad,” “Authentic Brand Suitability,” “DV Pinnacle” and other trademarks of ours appearing in this report are our property and we deem them particularly important to the marketing activities conducted by each of our businesses. Solely for convenience, the trademarks, service marks and trade names referred to in this report are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Unless the context otherwise requires, the terms “DoubleVerify,” ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘Company,’’ as used in this report refer to DoubleVerify Holdings, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2024	December 31, 2023
Assets:
Current assets
Cash and cash equivalents	$302,017	$310,131
Short-term investments	32,312	—
Trade receivables, net of allowances for doubtful accounts of $9,580 and $9,442 as of March 31, 2024 and December 31, 2023, respectively	195,638	206,941
Prepaid expenses and other current assets	20,356	15,930
Total current assets	550,323	533,002
Property, plant and equipment, net	60,851	58,020
Operating lease right-of-use assets, net	64,910	60,470
Goodwill	432,865	436,008
Intangible assets, net	132,815	140,883
Deferred tax assets	16,619	13,077
Other non-current assets	1,810	1,571
Total assets	$1,260,193	$1,243,031
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$12,761	$12,932
Accrued expenses	34,218	44,264
Operating lease liabilities, current	9,844	9,029
Income tax liabilities	6,064	5,833
Current portion of finance lease obligations	2,640	2,934
Other current liabilities	9,841	8,863
Total current liabilities	75,368	83,855
Operating lease liabilities, non-current	75,124	71,563
Finance lease obligations	2,344	2,865
Deferred tax liabilities	7,514	8,119
Other non-current liabilities	2,752	2,690
Total liabilities	163,102	169,092
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 171,756 shares issued and 171,724 outstanding as of March 31, 2024; 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023	172	171
Additional paid-in capital	899,354	878,331
Treasury stock, at cost, 32 shares and 22 shares as of March 31, 2024 and December 31, 2023, respectively	(1,146)	(743)
Retained earnings	206,139	198,983
Accumulated other comprehensive loss, net of income taxes	(7,428)	(2,803)
Total stockholders’ equity	1,097,091	1,073,939
Total liabilities and stockholders' equity	$1,260,193	$1,243,031

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$140,782	$122,594
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,618	23,952
Product development	36,394	28,555
Sales, marketing and customer support	37,872	25,712
General and administrative	22,075	20,188
Depreciation and amortization	10,928	8,983
Income from operations	6,895	15,204
Interest expense	232	256
Other income, net	(2,272)	(2,734)
Income before income taxes	8,935	17,682
Income tax expense	1,779	5,507
Net income	$7,156	$12,175
Earnings per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Weighted-average common stock outstanding:
Basic	171,306	165,631
Diluted	176,124	171,657
Comprehensive income:
Net income	$7,156	$12,175
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(4,625)	1,193
Total comprehensive income	$2,531	$13,368

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Comprehensive
					Additional		(Loss) Income	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2024	171,168	$171	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(4,625)	(4,625)
Shares repurchased for settlement of employee tax withholdings	—	—	48	(1,792)	—	—	—	(1,792)
Stock-based compensation expense	—	—	—	—	20,718	—	—	20,718
Common stock issued upon exercise of stock options	153	—	—	—	1,695	—	—	1,695
Common stock issued upon vesting of restricted stock units	435	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(38)	1,389	(1,389)	—	—	—
Net income	—	—	—	—	—	7,156	—	7,156
Balance as of March 31, 2024	171,756	$172	32	$(1,146)	$899,354	$206,139	$(7,428)	$1,097,091

Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	$166	26	$(669)	$769,142	$139,692	$(5,133)	$903,198

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$7,156	$12,175
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	907	1,285
Depreciation and amortization expense	10,928	8,983
Amortization of debt issuance costs	74	74
Non-cash lease expense	1,569	1,658
Deferred taxes	(3,963)	(5,382)
Stock-based compensation expense	20,241	11,813
Interest expense, net	64	—
Other	677	(2)
Changes in operating assets and liabilities
Trade receivables	9,626	(8,052)
Prepaid expenses and other assets	(5,218)	(6,874)
Trade payables	55	3,700
Accrued expenses and other liabilities	(10,342)	2,048
Net cash provided by operating activities	31,774	21,426
Investing activities:
Purchase of property, plant and equipment	(6,393)	(4,099)
Purchase of short-term investments	(32,211)	—
Net cash used in investing activities	(38,604)	(4,099)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Payments to revolving credit facility	—	(50,000)
Proceeds from common stock issued upon exercise of stock options	1,695	1,766
Finance lease payments	(815)	(513)
Shares repurchased for settlement of employee tax withholdings	(1,792)	(787)
Net cash (used in) provided by financing activities	(912)	466
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(377)	131
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,119)	17,924
Cash, cash equivalents, and restricted cash - Beginning of period	310,257	267,938
Cash, cash equivalents, and restricted cash - End of period	$302,138	$285,862

Cash and cash equivalents	$302,017	$285,738
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	121	124
Total cash and cash equivalents and restricted cash	$302,138	$285,862
Supplemental cash flow information:
Cash paid for taxes	$1,324	$1,708
Cash paid for interest	$74	$266
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$6,207	$1,415
Capital assets financed by accounts payable and accrued expenses	$45	$378
Stock-based compensation included in capitalized software development costs	$471	$179

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023, the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Short-term Investments

Debt Securities

The Company’s accounting for debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in marketable debt securities include U.S. treasury bills. The Company considers all of its marketable debt securities as available for use in current operations and, therefore, classifies these securities as Short-term investments on the Condensed Consolidated Balance Sheets. Marketable debt securities are classified as available-for-sale and are initially recorded at fair value. Unrealized gains and losses related to available-for-sale debt securities are recorded as a separate component of Other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income until realized. Interest on marketable debt securities classified as available-for-sale is included as a component of Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Footnote 8, Fair Value Measurement, for further information.

The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326, “Financial Instruments - Credit Losses” (“ASC 326”). The Company uses ASC 326 to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (realized loss recorded in earnings) or non-credit related (unrealized loss).

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update requires retrospective application to all prior periods presented. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on the number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Activation	$79,322	$69,892
Measurement	49,275	41,385
Supply-side customer	12,185	11,317
Total revenue	$140,782	$122,594

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $55.1 million and $55.0 million as of March 31, 2024 and December 31, 2023, respectively.

Remaining Performance Obligations

As of March 31, 2024, the Company had $13.9 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable supply-side arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s supply-side revenue which represented $12.2 million, or 8.7% of the Company’s total revenue as of March 31, 2024. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The preliminary allocations of the purchase price for Scibids are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying Condensed Consolidated Financial Statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date. As of March 31, 2024, the purchase price allocation for Scibids is subject to the finalization of working capital adjustments.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2023 to March 31, 2024:

(in thousands)
Goodwill at December 31, 2023	$436,008
Foreign exchange impact	(3,143)
Goodwill at March 31, 2024	$432,865

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,733	$(5,351)	$6,382	$11,734	$(5,140)	$6,594
Customer relationships	160,687	(66,462)	94,225	161,173	(62,955)	98,218
Developed technology	92,443	(60,235)	32,208	93,013	(56,942)	36,071
Non-compete agreements	65	(65)	—	66	(66)	—
Total intangible assets	$264,928	$(132,113)	$132,815	$265,986	$(125,103)	$140,883

Amortization expense related to intangible assets for the three months ended March 31, 2024 and March 31, 2023 was $7.3 million and $6.2 million, respectively.

Estimated future expected amortization expense of intangible assets as of March 31, 2024 is as follows:

(in thousands)
2024 (for remaining nine months)	$21,417
2025	26,751
2026	21,997
2027	18,081
2028	14,928
2029	12,577
Thereafter	17,064
Total	$132,815

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The weighted-average remaining useful life by major asset classes as of March 31, 2024 is as follows:

(In years)
Trademarks and brands	8
Customer relationships	7
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the three months ended March 31, 2024 and March 31, 2023.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Computers and peripheral equipment	$25,982	$25,013
Office furniture and equipment	3,334	3,170
Leasehold improvements	33,153	32,595
Capitalized software development costs	39,708	35,039
Less accumulated depreciation and amortization	(41,326)	(37,797)
Total property, plant and equipment, net	$60,851	$58,020

For the three months ended March 31, 2024 and March 31, 2023, total depreciation expense was $3.6 million and $2.7 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, accumulated depreciation related to property and equipment under finance lease obligations totaled $13.6 million and $12.9 million, respectively. Refer to Note 7, Leases.

There were no impairments of Property, plant and equipment identified during the three months ended March 31, 2024 and March 31, 2023.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
(in thousands)	2024	2023
Lease cost:
Operating lease cost (1)	$2,637	$2,587
Finance lease cost:
Depreciation of finance lease assets (2)	619	217
Interest on finance lease liabilities (3)	64	23
Short-term lease cost (1)	317	246
Sublease income (1)	—	(267)
Total lease cost	$3,637	$2,806

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,516	$1,336
Operating cash outflows from finance leases	$74	$23
Financing cash outflows from finance leases	$815	$513
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of March 31, 2024 and 2023, respectively:

	March 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	12.9	13.9
Weighted-average remaining lease term - finance leases (in years)	2.1	1.4
Weighted-average discount rate - operating leases	4.7%	4.5%
Weighted-average discount rate - finance leases	5.4%	3.7%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of March 31, 2024 were as follows:

	March 31, 2024
(in thousands)	Operating Leases	Finance Leases
2024 (for remaining nine months)	$7,802	$2,325
2025	9,410	2,150
2026	8,140	819
2027	7,586	—
2028	7,731	—
2029	8,154	—
Thereafter	67,157	—
Total lease payments	115,980	5,294
Less amount representing interest	(31,012)	(310)
Present value of total lease payments	$84,968	$4,984

There were no impairments of Operating lease right-of-use assets identified during the three months ended March 31, 2024 and March 31, 2023.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of March 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$50,083	$—	$—	$50,083
Short-term investments	$32,312	$—	$—	$32,312

As of December 31, 2023
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$61,463	$—	$—	$61,463

Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $50.1 million and $61.5 million as of March 31, 2024 and December 31, 2023, respectively.

Short-term investments consisted of treasury bills of $32.3 million as of March 31, 2024. As of March 31, 2024, all of the Company’s Short-term investments are contractually due within one year.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of March 31, 2024 and December 31, 2023, the amortized cost of the Company’s treasury bills approximated fair value. For the three months ended March 31, 2024, the Company did not record any unrealized gains, unrealized losses, or credit losses.

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

The New Revolving Credit Facility has a first priority lien on substantially all of the assets of MidCo, the Borrower and Ad-Juster Inc., the Company’s indirect subsidiary. The New Revolving Credit Facility requires the Borrower to remain in compliance with a maximum total net leverage ratio and a minimum fixed charge coverage ratio, each as defined in the Credit Agreement.

As of March 31, 2024, the maximum total net leverage ratio and minimum fixed charge coverage ratio was 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, there was no outstanding debt under the New Revolving Credit Facility.

10.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate (“ETR”) based on historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, and changes to forecasted permanent book to tax differences (e.g., non-deductible expenses).

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

During the three months ended March 31, 2024, the Company recorded an income tax provision of $1.8 million, resulting in an effective tax rate of 19.9%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes, which represent a rate impact of (10.9%). During the three months ended March 31, 2023, the Company recorded an income tax provision of $5.5 million, resulting in an effective tax rate of 31.1%.

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

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) in various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2021 and later tax years. The Company is also under audit by the Commonwealth of Massachusetts for the 2019 and 2020 tax years. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from the aforementioned, the Company is not currently under audit in any other jurisdiction.

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net Income (basic and diluted)	$7,156	$12,175
Denominator:
Weighted-average common shares outstanding	171,306	165,631
Dilutive effect of share-based awards	4,818	6,026
Weighted-average dilutive shares outstanding	176,124	171,657
Basic earnings per share	$0.04	$0.07
Diluted earnings per share	$0.04	$0.07

Approximately 6.2 million and 7.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2024 and March 31, 2023, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the three months ended March 31, 2024 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2023	9,992	$17.01	6.91	$197,598
Options granted	—	—
Options exercised	(194)	8.78
Options forfeited	(23)	28.49
Outstanding as of March 31, 2024	9,775	$17.15	6.67	$176,726
Options expected to vest as of March 31, 2024	2,744	$25.70	8.07	$26,257
Options exercisable as of March 31, 2024	6,906	$13.58	6.08	$149,377

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2024. During the three months ended March 31, 2024, there were no stock options exercised and 1,373 market-based and performance-based stock options remain outstanding as of March 31, 2024.

The total intrinsic value of options exercised during the three months ended March 31, 2024 and March 31, 2023 was $5.1 million and $12.8 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the three months ended March 31, 2024 and March 31, 2023.

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of RSUs activity as of and for the three months ended March 31, 2024 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	4,720	$28.03
Granted	2,387	33.88
Vested	(435)	27.13
Forfeited	(65)	28.48
Outstanding as of March 31, 2024	6,607	$30.20

The total grant date fair value of RSUs that vested during the three months ended March 31, 2024 was $11.8 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the three months ended March 31, 2024 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2023	480	$41.31
Granted	186	41.28
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	666	$41.30

The fair market value of PSUs with market-based and service-based vesting conditions granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2024
Risk‑free interest rate (percentage)	3.9 - 4.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.7

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Product development	$7,373	$4,379
Sales, marketing and customer support	5,936	3,507
General and administrative	6,932	3,927
Total stock-based compensation	$20,241	$11,813

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of March 31, 2024, unrecognized stock-based compensation expense was $217.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan (“ESPP”)

In March 2021, the Board approved the Company’s 2021 ESPP. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to U.S.-based employees and most of the Company’s non-U.S.-based employees. The current offering period began on December 1, 2023 and will end on May 31, 2024. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.3 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

13.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 were as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Vendor payments	$7,506	$6,286
Employee commissions and bonuses	9,793	20,809
Payroll and other employee related expense	11,526	10,602
401k and pension expense	1,026	2,982
Other taxes	4,367	3,585
Total accrued expenses	$34,218	$44,264

Other Income, Net

The components of Other income, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Interest income	$(3,279)	$(2,756)
Foreign currency exchange loss	978	20
Other miscellaneous expense, net	29	2
Other income, net	$(2,272)	$(2,734)

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report, including under the heading “Special Note Regarding Forward-Looking Statements.”

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices. In 2023, our coverage spanned 110 countries where our customers activate our services. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to benchmark performance across all of their digital ads and optimize business outcomes in real-time.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended March 31, 2024. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three months ended March 31, 2024 and March 31, 2023, we generated 91% of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For each of the three months ended March 31, 2024 and March 31, 2023, we generated 9% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers.

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%

	(In Thousands)
Revenue by customer type:
Activation	$79,322	$69,892	$9,430	13%
Measurement	49,275	41,385	7,890	19
Supply-side customer	12,185	11,317	868	8
Total revenue	$140,782	$122,594	$18,188	15%

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

Interest expense.  Interest expense for the three months ended March 31, 2024 and March 31, 2023 consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net.  Other income, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%

	(In Thousands)
Revenue	$140,782	$122,594	$18,188	15%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,618	23,952	2,666	11
Product development	36,394	28,555	7,839	27
Sales, marketing and customer support	37,872	25,712	12,160	47
General and administrative	22,075	20,188	1,887	9
Depreciation and amortization	10,928	8,983	1,945	22
Income from operations	6,895	15,204	(8,309)	(55)
Interest expense	232	256	(24)	(9)
Other income, net	(2,272)	(2,734)	(462)	(17)
Income before income taxes	8,935	17,682	(8,747)	(49)
Income tax expense	1,779	5,507	(3,728)	(68)
Net income	$7,156	$12,175	$(5,019)	(41)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19	20
Product development	26	23
Sales, marketing and customer support	27	21
General and administrative	16	16
Depreciation and amortization	8	7
Income from operations	5	12
Interest expense	—	—
Other income, net	(2)	(2)
Income before income taxes	6	14
Income tax expense	1	4
Net income	5%	10%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $18.2 million, or 15%, from $122.6 million in the three months ended March 31, 2023 to $140.8 million in the three months ended March 31, 2024.

Total Advertiser revenue increased by $17.3 million, or 16%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by an 18% increase in Media Transactions Measured, partially offset by a 2% decrease in Measured Transaction Fees.

Activation revenue increased by $9.4 million, or 13%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by greater adoption of our Authentic Brand Suitability (ABS) solution as well as our core (non-ABS) programmatic solutions, including Scibids Technology SAS (“Scibids”).

Measurement revenue increased $7.9 million, or 19%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by the increased adoption of our social measurement solutions by existing and new customers both within and outside the United States.

Supply-side revenue increased $0.9 million, or 8%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by increased revenue from platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $2.7 million, or 11%, from $24.0 million in the three months ended March 31, 2023 to $26.6 million in the three months ended March 31, 2024. The increase was primarily due to growth in our Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as continued investments in cloud services to provide scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $7.8 million, or 27%, from $28.6 million in the three months ended March 31, 2023 to $36.4 million in the three months ended March 31, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $6.3 million, and an increase in third-party software costs and professional fees of $1.2 million primarily to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $12.2 million, or 47%, from $25.7 million in the three months ended March 31, 2023 to $37.9 million in the three months ended March 31, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $9.7 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.2 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $0.8 million.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 9%, from $20.2 million in the three months ended March 31, 2023 to $22.1 million in the three months ended March 31, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $2.7 million, partially offset by a reduction in general corporate insurance costs of $0.7 million.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million, or 22%, from $9.0 million in the three months ended March 31, 2023, to $10.9 million in the three months ended March 31, 2024. The increase was primarily due to an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense decreased by less than $0.1 million, from $0.3 million in the three months ended March 31, 2023 to $0.2 million in the three months ended March 31, 2024.

Other Income, Net

Other income, net decreased by $0.5 million, from income of $2.7 million in the three months ended March 31, 2023 to income of $2.3 million in the three months ended March 31, 2024. The decrease was primarily due to an increase in losses from changes in foreign exchange rates, partially offset by an increase in interest earned on interest-bearing monetary assets.

Income Tax Expense

Income tax expense decreased by $3.7 million from a $5.5 million expense in the three months ended March 31, 2023 to a $1.8 million expense in the three months ended March 31, 2024. The decrease was primarily due to a decrease in pre-tax book income and permanent book-to-tax income adjustments.

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

	Three Months Ended March 31,
	2024	2023

	(In Thousands)
Net income	$7,156	$12,175
Net income margin	5%	10%
Depreciation and amortization	10,928	8,983
Stock-based compensation	20,241	11,813
Interest expense	232	256
Income tax expense	1,779	5,507
M&A and restructuring costs (a)	11	—
Offering and secondary offering costs (b)	58	187
Other recoveries (c)	—	(267)
Other income (d)	(2,272)	(2,734)
Adjusted EBITDA	$38,133	$35,920
Adjusted EBITDA margin	27%	29%

(a)	M&A and restructuring costs for the three months ended March 31, 2024 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the three months ended March 31, 2024 and March 31, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other recoveries for the three months ended March 31, 2023 consist of sublease income for leased office space.
(d)	Other income for the three months ended March 31, 2024 and March 31, 2023 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2024, we had cash and cash equivalents of $302.0 million and net working capital, consisting of current assets (excluding cash) less current liabilities, of $172.9 million.

We believe existing cash and cash generated from operations, together with the $150.0 million undrawn balance under the New Revolving Credit Facility as of March 31, 2024, will be sufficient to meet working capital and capital expenditure requirements on a short-term and long-term basis.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Obligations

As of March 31, 2024, there was no outstanding debt under the New Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(In Thousands)
Cash flows provided by operating activities	$31,774	$21,426
Cash flows used in investing activities	(38,604)	(4,099)
Cash flows (used in) provided by financing activities	(912)	466
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(377)	131
(Decrease) increase in cash, cash equivalents, and restricted cash	$(8,119)	$17,924

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

For the three months ended March 31, 2024, cash provided by operating activities was $31.8 million, attributable to net income of $7.2 million, adjusted for non-cash charges of $30.5 million and $5.9 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $10.9 million in depreciation and amortization and $20.2 million in stock-based compensation, offset by $4.0 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $4.4 million decrease in trade receivables, prepaid assets and other assets, and a $10.3 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of payments for accrued expenses.

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

Investing Activities

For the three months ended March 31, 2024, cash used in investing activities was $38.6 million, including $32.2 million attributable to investments in short-term financial instruments and $6.4 million attributable to purchases of property, plant and equipment, and capitalized software development costs. For the three months ended March 31, 2023, cash used in investing activities of $4.1 million was attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the three months ended March 31, 2024, cash used in financing activities of $0.9 million was primarily due to $1.7 million proceeds from common stock issued upon exercise of stock options, offset by $1.8 million related to shares repurchased for settlement of employee tax withholding and $0.8 million related to finance lease payments. For the three months ended March 31, 2023, cash provided by financing activities of $0.5 million was primarily due to $1.8 million proceeds from common stock issued upon exercise of stock options, offset by $0.8 million of shares repurchased for settlement of employee tax withholding and by $0.5 million of finance lease payments.

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

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2024 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management recognizes that a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Date: May 7, 2024

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)