Form 10-Q
period 2024-06-30
DoubleVerify Holdings, Inc.
filed 2024-07-30
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 22, 2024, there were 170,044,811 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission (“SEC”), on February 28, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2024	December 31, 2023
Assets:
Current assets
Cash and cash equivalents	$256,066	$310,131
Short-term investments	82,754	—
Trade receivables, net of allowances for doubtful accounts of $9,564 and $9,442 as of June 30, 2024 and December 31, 2023, respectively	187,761	206,941
Prepaid expenses and other current assets	32,977	15,930
Total current assets	559,558	533,002
Property, plant and equipment, net	64,521	58,020
Operating lease right-of-use assets, net	66,155	60,470
Goodwill	431,496	436,008
Intangible assets, net	125,420	140,883
Deferred tax assets	23,766	13,077
Other non-current assets	1,727	1,571
Total assets	$1,272,643	$1,243,031
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$10,604	$12,932
Accrued expenses	44,136	44,264
Operating lease liabilities, current	10,113	9,029
Income tax liabilities	832	5,833
Current portion of finance lease obligations	2,393	2,934
Other current liabilities	11,447	8,863
Total current liabilities	79,525	83,855
Operating lease liabilities, non-current	76,265	71,563
Finance lease obligations	1,844	2,865
Deferred tax liabilities	7,031	8,119
Other non-current liabilities	2,815	2,690
Total liabilities	167,480	169,092
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 172,634 shares issued and 171,244 outstanding as of June 30, 2024; 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023	173	171
Additional paid-in capital	926,062	878,331
Treasury stock, at cost, 1,390 shares and 22 shares as of June 30, 2024 and December 31, 2023, respectively	(25,443)	(743)
Retained earnings	213,613	198,983
Accumulated other comprehensive loss, net of income taxes	(9,242)	(2,803)
Total stockholders’ equity	1,105,163	1,073,939
Total liabilities and stockholders' equity	$1,272,643	$1,243,031

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$155,890	$133,744	$296,672	$256,338
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,102	26,191	52,720	50,143
Product development	39,806	31,941	76,200	60,496
Sales, marketing and customer support	44,863	31,537	82,735	57,249
General and administrative	23,066	19,755	45,141	39,943
Depreciation and amortization	11,004	9,676	21,932	18,659
Income from operations	11,049	14,644	17,944	29,848
Interest expense	233	247	465	503
Other income, net	(2,064)	(2,476)	(4,336)	(5,210)
Income before income taxes	12,880	16,873	21,815	34,555
Income tax expense	5,406	4,034	7,185	9,541
Net income	$7,474	$12,839	$14,630	$25,014
Earnings per share:
Basic	$0.04	$0.08	$0.09	$0.15
Diluted	$0.04	$0.07	$0.08	$0.15
Weighted-average common stock outstanding:
Basic	171,628	166,540	171,467	166,088
Diluted	175,961	172,488	176,850	172,129
Comprehensive income:
Net income	$7,474	$12,839	$14,630	$25,014
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,814)	(377)	(6,439)	816
Total comprehensive income	$5,660	$12,462	$8,191	$25,830

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Comprehensive
					Additional		(Loss) Income	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Net of	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income Taxes	Equity
Balance as of January 1, 2024	171,168	$171	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(4,625)	(4,625)
Shares repurchased for settlement of employee tax withholdings	—	—	48	(1,792)	—	—	—	(1,792)
Stock-based compensation expense	—	—	—	—	20,718	—	—	20,718
Common stock issued upon exercise of stock options	153	—	—	—	1,695	—	—	1,695
Common stock issued upon vesting of restricted stock units	435	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(38)	1,389	(1,389)	—	—	—
Net income	—	—	—	—	—	7,156	—	7,156
Balance as of March 31, 2024	171,756	172	32	(1,146)	899,354	206,139	(7,428)	1,097,091
Foreign currency translation adjustment	—	—	—	—	—	—	(1,814)	(1,814)
Shares repurchased for settlement of employee tax withholdings	—	—	30	(660)	—	—	—	(660)
Stock-based compensation expense	—	—	—	—	25,315	—	—	25,315
Common stock issued under employee purchase plan	124	—	—	—	1,914	—	—	1,914
Common stock issued upon exercise of stock options	126	—	—	—	870	—	—	870
Common stock issued upon vesting of restricted stock units	628	1	—	—	(1)	—	—	—
Shares repurchased under the Repurchase Program	—	—	1,369	(25,027)	—	—	—	(25,027)
Treasury stock reissued upon settlement of equity awards	—	—	(41)	1,390	(1,390)	—	—	—
Net income	—	—	—	—	—	7,474	—	7,474
Balance as of June 30, 2024	172,634	$173	1,390	$(25,443)	$926,062	$213,613	$(9,242)	$1,105,163

Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	166	26	(669)	769,142	139,692	(5,133)	903,198
Foreign currency translation adjustment	—	—	—	—	—	—	(377)	(377)
Shares repurchased for settlement of employee tax withholdings	—	—	57	(1,966)	—	—	—	(1,966)
Stock-based compensation expense	—	—	—	—	15,399	—	—	15,399
Common stock issued under employee purchase plan	49	—	—	—	1,138	—	—	1,138
Common stock issued upon exercise of stock options	711	1	—	—	3,990	—	—	3,991
Common stock issued upon vesting of restricted stock units	333	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(67)	2,107	(2,107)	—	—	—
Net income	—	—	—	—	—	12,839	—	12,839
Balance as of June 30, 2023	167,250	$167	16	$(528)	$787,562	$152,531	$(5,510)	$934,222

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Operating activities:
Net income	$14,630	$25,014
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,453	3,706
Depreciation and amortization expense	21,932	18,659
Amortization of debt issuance costs	147	147
Non-cash lease expense	3,191	3,293
Deferred taxes	(11,530)	(16,639)
Stock-based compensation expense	44,956	26,980
Interest (income) expense, net	(784)	25
Loss on disposal of fixed assets	—	5
Other	1,582	209
Changes in operating assets and liabilities
Trade receivables	16,397	(12,214)
Prepaid expenses and other assets	(17,208)	(11,168)
Trade payables	(2,076)	2,126
Accrued expenses and other liabilities	(5,035)	(7,979)
Net cash provided by operating activities	67,655	32,164
Investing activities:
Purchase of property, plant and equipment	(13,558)	(7,671)
Purchase of short-term investments	(81,937)	—
Net cash used in investing activities	(95,495)	(7,671)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Payments to revolving credit facility	—	(50,000)
Proceeds from common stock issued upon exercise of stock options	2,565	5,757
Proceeds from common stock issued under employee purchase plan	1,914	1,138
Finance lease payments	(1,562)	(1,028)
Shares repurchased under the Repurchase Program	(25,027)	—
Shares repurchased for settlement of employee tax withholdings	(2,452)	(2,753)
Net cash (used in) provided by financing activities	(24,562)	3,114
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(850)	15
Net (decrease) increase in cash, cash equivalents, and restricted cash	(53,252)	27,622
Cash, cash equivalents, and restricted cash - Beginning of period	310,257	267,938
Cash, cash equivalents, and restricted cash - End of period	$257,005	$295,560

Cash and cash equivalents	$256,066	$295,437
Restricted cash (included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	939	123
Total cash and cash equivalents and restricted cash	$257,005	$295,560
Supplemental cash flow information:
Cash paid for taxes	$29,491	$41,284
Cash paid for interest	$350	$389
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$9,211	$1,261
Acquisition of equipment under finance lease	$—	$5,479
Capital assets financed by accounts payable and accrued expenses	$18	$480
Stock-based compensation included in capitalized software development costs	$1,064	$411

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

1.    Description of Business

DoubleVerify Holdings, Inc. (the “Company”) is one of the industry’s leading media effectiveness platforms that leverages artificial intelligence (“AI”) to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. The Company’s solutions provide advertisers unbiased data analytics that enable advertisers to increase the effectiveness, quality and return on their digital advertising investments. The DV Authentic Ad is our proprietary metric of digital media quality, which measures whether a digital ad was delivered in a brand suitable environment, fully viewable, by a real person and in the intended geography. The Company’s software interface, DV Pinnacle, delivers these metrics to our customers in real time, allowing them to access critical performance data on their digital transactions. The Company’s software solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. The Company’s solutions are accredited by the Media Rating Council, which allows the Company’s data to be used as a single source standard in the evaluation and measurement of digital ads.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Activation	$87,471	$77,942	$166,793	$147,834
Measurement	54,817	44,989	104,092	86,374
Supply-side customer	13,602	10,813	25,787	22,130
Total revenue	$155,890	$133,744	$296,672	$256,338

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $54.6 million and $55.0 million as of June 30, 2024 and December 31, 2023, respectively.

Remaining Performance Obligations

As of June 30, 2024, the Company had $16.9 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable supply-side arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s supply-side revenue which represented $25.8 million, or 8.7% of the Company’s total revenue for the six months ended June 30, 2024. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The total purchase price of $121.1 million, net of cash acquired, includes measurement period adjustments of $0.3 million recorded during the three months ended June 30, 2024. The effect of these adjustments on the preliminary purchase price allocation was a decrease to the purchase consideration of $0.3 million and a corresponding decrease recorded to Goodwill on the Condensed Consolidated Balance Sheets.

The preliminary allocations of the purchase price for Scibids are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying Condensed Consolidated Financial Statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date. As of June 30, 2024, the purchase price allocation for Scibids is subject to the finalization of working capital adjustments.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2023 to June 30, 2024:

(in thousands)
Goodwill at December 31, 2023	$436,008
Measurement period adjustments	(300)
Foreign exchange impact	(4,212)
Goodwill at June 30, 2024	$431,496

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,733	$(5,561)	$6,172	$11,734	$(5,140)	$6,594
Customer relationships	160,520	(69,985)	90,535	161,173	(62,955)	98,218
Developed technology	92,243	(63,530)	28,713	93,013	(56,942)	36,071
Non-compete agreements	64	(64)	—	66	(66)	—
Total intangible assets	$264,560	$(139,140)	$125,420	$265,986	$(125,103)	$140,883

Amortization expense related to intangible assets for the three months ended June 30, 2024 and June 30, 2023 was $7.1 million and $6.4 million, respectively. Amortization expense related to intangible assets amounted to $14.4 million and $12.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of June 30, 2024 is as follows:

(in thousands)
2024 (for remaining six months)	$14,247
2025	26,702
2026	21,948
2027	18,045
2028	14,913
2029	12,562
Thereafter	17,003
Total	$125,420

The weighted-average remaining useful life by major asset classes as of June 30, 2024 is as follows:

(In years)
Trademarks and brands	8
Customer relationships	6
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the six months ended June 30, 2024 and June 30, 2023.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Computers and peripheral equipment	$26,360	$25,013
Office furniture and equipment	3,554	3,170
Leasehold improvements	34,766	32,595
Capitalized software development costs	44,865	35,039
Less accumulated depreciation and amortization	(45,024)	(37,797)
Total property, plant and equipment, net	$64,521	$58,020

For the three months ended June 30, 2024 and June 30, 2023, total depreciation expense was $3.9 million and $3.3 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, total depreciation expense was $7.5 million and $6.1 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, accumulated depreciation related to property and equipment under finance lease obligations totaled $14.0 million and $12.9 million, respectively. Refer to Note 7, Leases.

There were no impairments of Property, plant and equipment identified during the six months ended June 30, 2024 and June 30, 2023.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease cost (1)	$2,690	$2,582	$5,327	$5,169
Finance lease cost:
Depreciation of finance lease assets (2)	493	314	1,112	531
Interest on finance lease liabilities (3)	57	43	121	66
Short-term lease cost (1)	327	243	644	489
Sublease income (1)	—	(267)	—	(534)
Total lease cost	$3,567	$2,915	$7,204	$5,721

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,522	$1,516	$5,038	$2,852
Operating cash outflows from finance leases	$81	$17	$155	$40
Financing cash outflows from finance leases	$747	$515	$1,562	$1,028
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of June 30, 2024 and 2023, respectively:

	June 30,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	12.5	13.8
Weighted-average remaining lease term - finance leases (in years)	1.9	2.6
Weighted-average discount rate - operating leases	4.8%	4.5%
Weighted-average discount rate - finance leases	5.5%	5.2%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of June 30, 2024 were as follows:

	June 30, 2024
(in thousands)	Operating Leases	Finance Leases
2024 (for remaining six months)	$5,327	$1,497
2025	10,153	2,150
2026	9,414	819
2027	8,863
2028	7,722
2029	8,145
Thereafter	67,156
Total lease payments	116,780	4,466
Less amount representing interest	(30,402)	(229)
Present value of total lease payments	$86,378	$4,237

As of June 30, 2024, the Company has entered into additional international office space leases that have not yet commenced with contractual commitments of $1.5 million. These operating leases will commence in fiscal year 2025 with lease terms of two to three years.

There were no impairments of Operating lease right-of-use assets identified during the six months ended June 30, 2024 and June 30, 2023.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of June 30, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$707	$—	$—	$707
Short-term investments	$82,754	$—	$—	$82,754

As of December 31, 2023
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$61,463	$—	$—	$61,463

As of June 30, 2024, Cash equivalents consisted of money market funds of $0.7 million. As of December 31, 2023, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $61.5 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Short-term investments consisted of treasury bills of $82.8 million as of June 30, 2024. As of June 30, 2024, all of the Company’s Short-term investments are contractually due within one year.

As of June 30, 2024 and December 31, 2023, the amortized cost of the Company’s treasury bills approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the three and six months ended June 30, 2024.

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

As of June 30, 2024, the maximum total net leverage ratio and minimum fixed charge coverage ratio was 3.5x and 1.25x, respectively. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $5.4 million and $7.2 million, respectively, resulting in an effective tax rate of 42.0% and 32.9%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $4.0 million and $9.5 million, respectively, resulting in an effective tax rate of 23.1% and 27.2%.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net Income (basic and diluted)	$7,474	$12,839	$14,630	$25,014
Denominator:
Weighted-average common shares outstanding	171,628	166,540	171,467	166,088
Dilutive effect of share-based awards	4,333	5,948	5,383	6,041
Weighted-average dilutive shares outstanding	175,961	172,488	176,850	172,129
Basic earnings per share	$0.04	$0.08	$0.09	$0.15
Diluted earnings per share	$0.04	$0.07	$0.08	$0.15

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 8.9 million and 3.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2024, respectively, because they were antidilutive. Approximately 8.6 million and 7.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2023, respectively, because they were also antidilutive.

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

A summary of stock option activity as of and for the six months ended June 30, 2024 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2023	9,992	$17.01	6.91	$197,598
Options granted	—	—
Options exercised	(363)	7.09
Options forfeited	(46)	31.01
Outstanding as of June 30, 2024	9,583	$17.32	6.42	$61,419
Options expected to vest as of June 30, 2024	2,194	$25.96	7.94	$1,271
Options exercisable as of June 30, 2024	7,297	$14.61	5.94	$60,147

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2024. During the six months ended June 30, 2024, 50 stock options were exercised and 1,323 market-based and performance-based stock options remain outstanding as of June 30, 2024.

The total intrinsic value of options exercised during the six months ended June 30, 2024 and June 30, 2023 was $8.3 million and $34.1 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the six months ended June 30, 2024 and June 30, 2023.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the six months ended June 30, 2024 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	4,720	$28.03
Granted	2,727	32.97
Vested	(1,063)	28.96
Forfeited	(152)	29.00
Outstanding as of June 30, 2024	6,232	$30.01

The total grant date fair value of RSUs that vested during the six months ended June 30, 2024 was $30.8 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the six months ended June 30, 2024 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2023	480	$41.31
Granted	186	41.28
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	666	$41.30

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Product development	$9,734	$5,975	$17,107	$10,354
Sales, marketing and customer support	7,503	4,746	13,439	8,253
General and administrative	7,478	4,446	14,410	8,373
Total stock-based compensation	$24,715	$15,167	$44,956	$26,980

As of June 30, 2024, unrecognized stock-based compensation expense was $203.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In March 2021, the Board approved the Company’s 2021 ESPP. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to U.S.-based employees and most of the Company’s non-U.S.-based employees. The current offering period began on June 1, 2024 and will end on November 30, 2024. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

13.   Stockholders’ Equity

Repurchase Program

On May 16, 2024, the Company announced that the Board authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

During the three months ended June 30, 2024, the Company repurchased 1.4 million shares of its common stock for an aggregate repurchase amount of $25.0 million, which included immaterial amounts of broker commissions. As of June 30, 2024, $125.0 million remained available and authorized for repurchase under the Repurchase Program. Activity under the Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

14.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 were as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Vendor payments	$6,060	$6,286
Employee commissions and bonuses	18,105	20,809
Payroll and other employee related expense	13,489	10,602
401k and pension expense	1,857	2,982
Other taxes	4,625	3,585
Total accrued expenses	$44,136	$44,264

Other Income, Net

The components of Other income, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$(3,311)	$(2,686)	$(6,590)	$(5,442)
Foreign currency exchange loss	1,239	209	2,217	229
Other miscellaneous expense, net	8	1	37	3
Other income, net	$(2,064)	$(2,476)	$(4,336)	$(5,210)

15.   Commitments and Contingencies

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

17.    Subsequent Events

In July 2024, the Company repurchased 1.3 million shares of its common stock for an aggregate repurchase amount of $25.0 million, which included immaterial amounts of broker commissions. As of July 30, 2024, $100.0 million remained available and authorized for repurchase under the Repurchase Program.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended June 30, 2024. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended June 30, 2024 and June 30, 2023, we generated 91% and 92% of our revenue, respectively, from advertiser customers. For each of the six months ended June 30, 2024 and June 30, 2023, we generated 91% of our revenue from advertiser customers. Advertisers can purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. Advertisers can also purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For the three months ended June 30, 2024 and June 30, 2023, we generated 9% and 8% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For each of the six months ended June 30, 2024 and June 30, 2023, Supply-side revenue comprised 9% of revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured for Measurement or measured and purchased for Activation, and Supply-side customers.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$87,471	$77,942	$9,529	12%	$166,793	$147,834	$18,959	13%
Measurement	54,817	44,989	9,828	22	104,092	86,374	17,718	21
Supply-side customer	13,602	10,813	2,789	26	25,787	22,130	3,657	17
Total revenue	$155,890	$133,744	$22,146	17%	$296,672	$256,338	$40,334	16%

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

Interest expense.  Interest expense for the three months ended June 30, 2024 and June 30, 2023 consists primarily of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility, interest on balances that were outstanding under the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at SOFR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net.  Other income, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%

	(In Thousands)				(In Thousands)
Revenue	$155,890	$133,744	$22,146	17%	$296,672	$256,338	$40,334	16%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,102	26,191	(89)	(0)	52,720	50,143	2,577	5
Product development	39,806	31,941	7,865	25	76,200	60,496	15,704	26
Sales, marketing and customer support	44,863	31,537	13,326	42	82,735	57,249	25,486	45
General and administrative	23,066	19,755	3,311	17	45,141	39,943	5,198	13
Depreciation and amortization	11,004	9,676	1,328	14	21,932	18,659	3,273	18
Income from operations	11,049	14,644	(3,595)	(25)	17,944	29,848	(11,904)	(40)
Interest expense	233	247	(14)	(6)	465	503	(38)	(8)
Other income, net	(2,064)	(2,476)	(412)	(17)	(4,336)	(5,210)	(874)	(17)
Income before income taxes	12,880	16,873	(3,993)	(24)	21,815	34,555	(12,740)	(37)
Income tax expense	5,406	4,034	1,372	34	7,185	9,541	(2,356)	(25)
Net income	$7,474	$12,839	$(5,365)	(42)%	$14,630	$25,014	$(10,384)	(42)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	20	18	20
Product development	26	24	26	24
Sales, marketing and customer support	29	24	28	22
General and administrative	15	15	15	16
Depreciation and amortization	7	7	7	7
Income from operations	7	11	6	12
Interest expense	—	—	—	—
Other income, net	(1)	(2)	(1)	(2)
Income before income taxes	8	13	7	13
Income tax expense	3	3	2	4
Net income	5%	10%	5%	10%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $22.1 million, or 17%, from $133.7 million in the three months ended June 30, 2023 to $155.9 million in the three months ended June 30, 2024. Total revenue increased by $40.3 million, or 16%, from $256.3 million in the six months ended June 30, 2023 to $296.7 million in the six months ended June 30, 2024.

Total Advertiser revenue increased by $19.4 million, or 16%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, driven primarily by an 22% increase in Media Transactions Measured, partially offset by a 5% decrease in Measured Transaction Fees. Total Advertiser revenue increased by $36.7 million, or 16%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, driven primarily by an 20% increase in Media Transactions Measured, partially offset by a 4% decrease in Measured Transaction Fees.

Activation revenue increased by $9.5 million, or 12%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, driven primarily by greater adoption of our programmatic solutions, including Scibids Technology SAS (“Scibids”), as well as our Authentic Brand Suitability (ABS) solution. For the six months ended June 30, 2024, Activation revenue increased by $19.0 million, or 13%, compared to the same period in 2023 driven by the same factors.

Measurement revenue increased $9.8 million, or 22%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, driven primarily by the increased adoption of our social measurement solutions by existing and new customers both within and outside the United States. For the six months ended June 30, 2024, Measurement revenue increased by $17.7 million, or 21%, compared to the same period in 2023 driven by the same factors.

Supply-side revenue increased $2.8 million, or 26%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, driven primarily by increased revenue from platform customers. For the six months ended June 30, 2024, Supply-side revenue increased by $3.7 million, or 17%, compared to the same period in 2023 driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue decreased by $0.1 million, or less than 1%, from $26.2 million in the three months ended June 30, 2023 to $26.1 million in the three months ended June 30, 2024. The decrease was primarily due to savings from eliminating duplicative costs as the Company migrated to cloud services for better scale and flexibility, along with efficiencies gained from DV’s AI-powered video classification technology, partially offset by growth in Activation revenue which drove increases in partner costs from revenue-sharing arrangements. Cost of revenue increased by $2.6 million, or 5%, from $50.1 million in the six months ended June 30, 2023 to $52.7 million in the six months ended June 30, 2024. The increase was primarily due to continued investments in cloud services to provide scale and flexibility necessary to support future growth, as well as growth in Activation revenue which drove increases in partner costs from revenue-sharing arrangements.

Product Development Expenses

Product development expenses increased by $7.9 million, or 25%, from $31.9 million in the three months ended June 30, 2023 to $39.8 million in the three months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $6.6 million, and an increase in third-party software costs and professional fees of $1.6 million primarily to support product development efforts. Product development expenses increased by $15.7 million, or 26%, from $60.5 million in the six months ended June 30, 2023 to $76.2 million in the six months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $12.9 million, and an increase in third-party software costs and professional fees of $2.8 million primarily to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $13.3 million, or 42%, from $31.5 million in the three months ended June 30, 2023 to $44.9 million in the three months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $9.9 million, an increase in marketing activities, including advertising, promotions, events and other activities of $0.7 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $1.3 million. Sales, marketing and customer support expenses increased by $25.5 million, or 45%, from $57.2 million in the six months ended June 30, 2023 to $82.7 million in the six months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $19.6 million, an increase in marketing activities, including advertising, promotions, events and other activities of $1.0 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $2.1 million.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, or 17%, from $19.8 million in the three months ended June 30, 2023 to $23.1 million in the three months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $3.7 million, partially offset by a reduction in general corporate insurance costs of $0.3 million. General and administrative expenses increased by $5.2 million, or 13%, from $39.9 million in the six months ended June 30, 2023 to $45.1 million in the six months ended June 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $6.4 million, partially offset by a reduction in general corporate insurance costs of $0.9 million.

Depreciation and Amortization

Depreciation and amortization increased by $1.3 million, or 14%, from $9.7 million in the three months ended June 30, 2023, to $11.0 million in the three months ended June 30, 2024. The increase was primarily due to an increase in intangible assets related to the acquisition of Scibids. Depreciation and amortization increased by $3.3 million, or 18%, from $18.7 million in the six months ended June 30, 2023, to $21.9 million in the six months ended June 30, 2024. The increase was primarily due to an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense was materially unchanged at $0.2 million in the three months ended June 30, 2023 and $0.2 million in the three months ended June 30, 2024. Interest expense was materially unchanged at $0.5 million in the six months ended June 30, 2023 and $0.5 million in the six months ended June 30, 2024.

Other Income, Net

Other income, net decreased by $0.4 million, from income of $2.5 million in the three months ended June 30, 2023 to income of $2.1 million in the three months ended June 30, 2024. The decrease was primarily due to an increase in losses from changes in foreign exchange rates, partially offset by an increase in interest earned on interest-bearing monetary assets. Other income, net decreased by $0.9 million, from income of $5.2 million in the six months ended June 30, 2023 to income of $4.3 million in the six months ended June 30, 2024. The decrease was primarily due to an increase in losses from changes in foreign exchange rates, partially offset by an increase in interest earned on interest-bearing monetary assets.

Income Tax Expense

Income tax expense increased by $1.4 million from a $4.0 million expense in the three months ended June 30, 2023 to a $5.4 million expense in the three months ended June 30, 2024. The increase was primarily due to an increase in permanent book-to-tax income adjustments. Income tax expense decreased by $2.4 million from a $9.5 million expense in the six months ended June 30, 2023 to a $7.2 million expense in the six months ended June 30, 2024. The decrease was primarily due to a decrease in pre-tax book income and permanent book-to-tax income adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In Thousands)		(In Thousands)
Net income	$7,474	$12,839	$14,630	$25,014
Net income margin	5%	10%	5%	10%
Depreciation and amortization	11,004	9,676	21,932	18,659
Stock-based compensation	24,715	15,167	44,956	26,980
Interest expense	233	247	465	503
Income tax expense	5,406	4,034	7,185	9,541
M&A and restructuring (recoveries) costs (a)	(11)	700	—	700
Offering and secondary offering costs (b)	10	122	68	309
Other recoveries (c)	—	(266)	—	(533)
Other income (d)	(2,064)	(2,476)	(4,336)	(5,210)
Adjusted EBITDA	$46,767	$40,043	$84,900	$75,963
Adjusted EBITDA margin	30%	30%	29%	30%

(a)	M&A and restructuring (recoveries) costs for the three and six months ended June 30, 2024 and June 30, 2023 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the three and six months ended June 30, 2024 and June 30, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other recoveries for the three and six months ended June 30, 2023 consist of sublease income for leased office space.

(d)	Other income for the three and six months ended June 30, 2024 and June 30, 2023 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2024, we had cash and cash equivalents of $256.1 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $224.0 million.

We believe existing cash and cash generated from operations, together with the $150.0 million undrawn balance under the New Revolving Credit Facility as of June 30, 2024, will be sufficient to meet working capital and capital expenditure requirements on a short-term and long-term basis.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Obligations

As of June 30, 2024, there was no outstanding debt under the New Revolving Credit Facility.

Repurchase Program

On May 16, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. Repurchases under the Repurchase Program commenced in June 2024.

During the three months ended June 30, 2024, the Company repurchased 1.4 million shares of its common stock for an aggregate repurchase amount of $25.0 million.

In July 2024, the Company repurchased 1.3 million shares of its common stock for an aggregate repurchase amount of $25.0 million. As of July 30, 2024, $100.0 million remained available and authorized for repurchase under the Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(In Thousands)
Cash flows provided by operating activities	$67,655	$32,164
Cash flows used in investing activities	(95,495)	(7,671)
Cash flows (used in) provided by financing activities	(24,562)	3,114
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(850)	15
(Decrease) increase in cash, cash equivalents, and restricted cash	$(53,252)	$27,622

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

For the six months ended June 30, 2024, cash provided by operating activities was $67.7 million, attributable to net income of $14.6 million, adjusted for non-cash charges of $60.9 million and $7.9 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.9 million in depreciation and amortization and $45.0 million in stock-based compensation, offset by $11.5 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $0.8 million increase in trade receivables, prepaid expenses and other assets due mainly to increases in prepayments, and a $7.1 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of income tax payments.

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

Investing Activities

For the six months ended June 30, 2024, cash used in investing activities was $95.5 million, including $81.9 million attributable to investments in short-term financial instruments and $13.6 million attributable to purchases of property, plant and equipment, and capitalized software development costs. For the six months ended June 30, 2023, cash used in investing activities of $7.7 million was attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the six months ended June 30, 2024, cash used in financing activities of $24.6 million was primarily due to $25.0 million related to shares repurchased under the Repurchase Program. For the six months ended June 30, 2023, cash provided by financing activities of $3.1 million was primarily due to $5.8 million proceeds from common stock issued upon exercise of stock options, offset by $2.8 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2024 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that would, either individually or in the aggregate, be expected to have a material adverse effect on our business, financial condition or cash flows. We may, from time to time, be involved in legal proceedings arising in the normal course of business. The outcome of legal proceedings is unpredictable and may have an adverse impact on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended June 30, 2024:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)	Per Share (2)	Programs (1)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
April 1 - 30	—	$—	—	$—
May 1 - 31	—	—	—	150,000
June 1 - 30	1,369	$18.27	1,369	$125,000
Total for the three months ended June 30, 2024	1,369		1,369

(1) On May 16, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company’s outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

(2) Excludes other costs such as broker commissions.

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

Date: July 30, 2024

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)