Form 10-Q
period 2024-09-30
DoubleVerify Holdings, Inc.
filed 2024-11-06
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, there were 169,165,009 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2024	December 31, 2023
Assets:
Current assets
Cash and cash equivalents	$311,910	$310,131
Short-term investments	50,686	—
Trade receivables, net of allowances for doubtful accounts of $9,983 and $9,442 as of September 30, 2024 and December 31, 2023, respectively	193,303	206,941
Prepaid expenses and other current assets	23,609	15,930
Total current assets	579,508	533,002
Property, plant and equipment, net	67,421	58,020
Operating lease right-of-use assets, net	70,432	60,470
Goodwill	437,646	436,008
Intangible assets, net	119,654	140,883
Deferred tax assets	31,732	13,077
Other non-current assets	5,960	1,571
Total assets	$1,312,353	$1,243,031
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$13,376	$12,932
Accrued expenses	46,541	44,264
Operating lease liabilities, current	10,761	9,029
Income tax liabilities	696	5,833
Current portion of finance lease obligations	2,528	2,934
Other current liabilities	14,295	8,863
Total current liabilities	88,197	83,855
Operating lease liabilities, non-current	79,571	71,563
Finance lease obligations	1,331	2,865
Deferred tax liabilities	9,635	8,119
Other non-current liabilities	3,039	2,690
Total liabilities	181,773	169,092
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 173,288 shares issued and 170,631 outstanding as of September 30, 2024; 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023	173	171
Additional paid-in capital	949,456	878,331
Treasury stock, at cost, 2,657 shares and 22 shares as of September 30, 2024 and December 31, 2023, respectively	(50,700)	(743)
Retained earnings	231,814	198,983
Accumulated other comprehensive loss, net of income taxes	(163)	(2,803)
Total stockholders’ equity	1,130,580	1,073,939
Total liabilities and stockholders' equity	$1,312,353	$1,243,031

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$169,556	$143,974	$466,228	$400,312
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29,479	26,466	82,199	76,609
Product development	39,306	32,315	115,506	92,811
Sales, marketing and customer support	40,525	32,971	123,260	90,220
General and administrative	23,039	23,280	68,180	63,223
Depreciation and amortization	11,483	10,706	33,415	29,365
Income from operations	25,724	18,236	43,668	48,084
Interest expense	353	288	818	791
Other income, net	(4,225)	(1,633)	(8,561)	(6,843)
Income before income taxes	29,596	19,581	51,411	54,136
Income tax expense	11,395	6,234	18,580	15,775
Net income	$18,201	$13,347	$32,831	$38,361
Earnings per share:
Basic	$0.11	$0.08	$0.19	$0.23
Diluted	$0.10	$0.08	$0.19	$0.22
Weighted-average common stock outstanding:
Basic	170,254	168,606	171,060	166,937
Diluted	173,911	173,980	175,868	172,812
Comprehensive income:
Net income	$18,201	$13,347	$32,831	$38,361
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	9,079	(6,417)	2,640	(5,601)
Total comprehensive income	$27,280	$6,930	$35,471	$32,760

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	(Loss) Income	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2024	171,168	$171	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(4,625)	(4,625)
Shares repurchased for settlement of employee tax withholdings	—	—	48	(1,792)	—	—	—	(1,792)
Stock-based compensation expense	—	—	—	—	20,718	—	—	20,718
Common stock issued upon exercise of stock options	153	—	—	—	1,695	—	—	1,695
Common stock issued upon vesting of restricted stock units	435	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(38)	1,389	(1,389)	—	—	—
Net income	—	—	—	—	—	7,156	—	7,156
Balance as of March 31, 2024	171,756	172	32	(1,146)	899,354	206,139	(7,428)	1,097,091
Foreign currency translation adjustment	—	—	—	—	—	—	(1,814)	(1,814)
Shares repurchased for settlement of employee tax withholdings	—	—	30	(660)	—	—	—	(660)
Stock-based compensation expense	—	—	—	—	25,315	—	—	25,315
Common stock issued under employee purchase plan	124	—	—	—	1,914	—	—	1,914
Common stock issued upon exercise of stock options	126	—	—	—	870	—	—	870
Common stock issued upon vesting of restricted stock units	628	1	—	—	(1)	—	—	—
Shares repurchased under the Repurchase Program	—	—	1,369	(25,027)	—	—	—	(25,027)
Treasury stock reissued upon settlement of equity awards	—	—	(41)	1,390	(1,390)	—	—	—
Net income	—	—	—	—	—	7,474	—	7,474
Balance as of June 30, 2024	172,634	173	1,390	(25,443)	926,062	213,613	(9,242)	1,105,163
Foreign currency translation adjustment	—	—	—	—	—	—	9,079	9,079
Shares repurchased for settlement of employee tax withholdings	—	—	34	(636)	—	—	—	(636)
Stock-based compensation expense	—	—	—	—	23,474	—	—	23,474
Common stock issued upon exercise of stock options	53	—	—	—	324	—	—	324
Common stock issued upon vesting of restricted stock units	601	—	—	—	—	—	—	—
Shares repurchased under the Repurchase Program	—	—	1,254	(25,025)	—	—	—	(25,025)
Treasury stock reissued upon settlement of equity awards	—	—	(21)	404	(404)	—	—	—
Net income	—	—	—	—	—	18,201	—	18,201
Balance as of September 30, 2024	173,288	$173	2,657	$(50,700)	$949,456	$231,814	$(163)	$1,130,580

Balance as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	1,193	1,193
Shares repurchased for settlement of employee tax withholdings	—	—	30	(787)	—	—	—	(787)
Stock-based compensation expense	—	—	—	—	11,992	—	—	11,992
Common stock issued upon exercise of stock options	527	1	—	—	1,765	—	—	1,766
Common stock issued upon vesting of restricted stock units	182	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(35)	914	(914)	—	—	—
Net income	—	—	—	—	—	12,175	—	12,175
Balance as of March 31, 2023	166,157	166	26	(669)	769,142	139,692	(5,133)	903,198
Foreign currency translation adjustment	—	—	—	—	—	—	(377)	(377)
Shares repurchased for settlement of employee tax withholdings	—	—	57	(1,966)	—	—	—	(1,966)
Stock-based compensation expense	—	—	—	—	15,399	—	—	15,399
Common stock issued under employee purchase plan	49	—	—	—	1,138	—	—	1,138
Common stock issued upon exercise of stock options	711	1	—	—	3,990	—	—	3,991
Common stock issued upon vesting of restricted stock units	333	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(67)	2,107	(2,107)	—	—	—
Net income	—	—	—	—	—	12,839	—	12,839
Balance as of June 30, 2023	167,250	167	16	(528)	787,562	152,531	(5,510)	934,222
Foreign currency translation adjustment	—	—	—	—	—	—	(6,417)	(6,417)
Shares repurchased for settlement of employee tax withholdings	—	—	28	(945)	—	—	—	(945)
Issuance of common stock as consideration for acquisition	1,642	2	—	—	52,935	—	—	52,937
Stock-based compensation expense	—	—	—	—	16,088	—	—	16,088
Common stock issued upon exercise of stock options	653	1	—	—	2,052	—	—	2,053
Common stock issued upon vesting of restricted stock units	373	—	—	—	—	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(31)	1,076	(1,076)	—	—
Net income	—	—	—	—	—	13,347	—	13,347
Balance as of September 30, 2023	169,918	$170	13	$(397)	$857,561	$165,878	$(11,927)	$1,011,285

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Operating activities:
Net income	$32,831	$38,361
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	3,546	6,901
Depreciation and amortization expense	33,415	29,365
Amortization of debt issuance costs	334	221
Non-cash lease expense	5,329	4,899
Deferred taxes	(17,253)	(19,721)
Stock-based compensation expense	67,906	42,771
Interest (income) expense, net	(854)	176
Loss on disposal of fixed assets	—	5
Other	1,360	874
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	10,333	(25,787)
Prepaid expenses and other assets	(12,592)	(9,370)
Trade payables	617	2,475
Accrued expenses and other liabilities	(2,692)	(3,484)
Net cash provided by operating activities	122,280	67,686
Investing activities:
Purchase of property, plant and equipment	(19,792)	(12,309)
Acquisition of businesses, net of cash acquired	—	(67,240)
Purchase of short-term investments	(81,937)	—
Proceeds from maturity of short-term investments	32,210	—
Net cash used in investing activities	(69,519)	(79,549)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Payments to revolving credit facility	—	(50,000)
Proceeds from common stock issued upon exercise of stock options	2,889	7,810
Proceeds from common stock issued under employee purchase plan	1,914	1,138
Finance lease payments	(1,940)	(1,605)
Shares repurchased under the Repurchase Program	(50,052)	—
Shares repurchased for settlement of employee tax withholdings	(3,088)	(3,698)
Net cash (used in) provided by financing activities	(50,277)	3,645
Effect of exchange rate changes on cash and cash equivalents and restricted cash	150	(389)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,634	(8,607)
Cash, cash equivalents, and restricted cash - Beginning of period	310,257	267,938
Cash, cash equivalents, and restricted cash - End of period	$312,891	$259,331

Cash and cash equivalents	$311,910	$259,212
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	128	119
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	853	—
Total cash and cash equivalents and restricted cash	$312,891	$259,331
Supplemental cash flow information:
Cash paid for taxes	$36,141	$52,738
Cash paid for interest	$430	$427
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$14,553	$2,017
Acquisition of equipment under finance lease	$—	$5,479
Capital assets financed by accounts payable and accrued expenses	$82	$—
Stock-based compensation included in capitalized software development costs	$1,585	$708
Common stock issued in connection with acquisition	$—	$52,937
Liabilities for contingent consideration	$—	$1,193

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Restricted Cash

Restricted cash represents amounts pledged as collateral for certain agreements with third parties. Upon satisfying the terms of the relevant agreements, the funds are expected to be released and available for use by the Company. Restricted cash is recorded in the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets or Other non-current assets, depending on if such funds will be released and available for use by the Company within the next twelve months.

Short-term Investments

Debt Securities

The Company’s accounting for debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in marketable debt securities include U.S. treasury bills. The Company considers all of its marketable debt securities as available for use in current operations and, therefore, classifies these securities as Short-term investments on the Condensed Consolidated Balance Sheets. Marketable debt securities are classified as available-for-sale and are initially recorded at fair value. Unrealized gains and losses related to available-for-sale debt securities are recorded as a separate component of Other comprehensive income (loss), net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income until realized. Interest on marketable debt securities classified as available-for-sale is included as a component of Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 8 for further information.

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

Debt Issuance Costs

The New Revolving Credit Facility (as defined in Note 9) includes debt issuance costs that meet the definition of an asset and are recorded in the Condensed Consolidated Balances Sheets in Other non-current assets. Debt issuance costs for the New Revolving Credit Facility are amortized to interest expense over the contractual term of the underlying debt instrument on a straight-line basis through the maturity date of the New Revolving Credit Facility on August 12, 2029.

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

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Activation	$96,791	$81,700	$263,584	$229,534
Measurement	58,468	51,263	162,560	137,637
Supply-side	14,297	11,011	40,084	33,141
Total revenue	$169,556	$143,974	$466,228	$400,312

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $59.3 million and $55.0 million as of September 30, 2024 and December 31, 2023, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Remaining Performance Obligations

As of September 30, 2024, the Company had $29.7 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $40.1 million, or 8.6% of the Company’s total revenue for the nine months ended September 30, 2024. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The total purchase price of $121.1 million, net of cash acquired, includes measurement period adjustments of $0.3 million recorded during the nine months ended September 30, 2024. The effect of these adjustments on the preliminary purchase price allocation was a decrease to the purchase consideration of $0.3 million and a corresponding decrease recorded to Goodwill on the Condensed Consolidated Balance Sheets.

As of September 30, 2024, the purchase price allocation for Scibids is final.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2023 to September 30, 2024:

(in thousands)
Goodwill at December 31, 2023	$436,008
Measurement period adjustments	(300)
Foreign exchange impact	1,938
Goodwill at September 30, 2024	$437,646

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,735	$(5,775)	$5,960	$11,734	$(5,140)	$6,594
Customer relationships	161,474	(73,675)	87,799	161,173	(62,955)	98,218
Developed technology	93,356	(67,461)	25,895	93,013	(56,942)	36,071
Non-compete agreements	67	(67)	—	66	(66)	—
Total intangible assets	$266,632	$(146,978)	$119,654	$265,986	$(125,103)	$140,883

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Amortization expense related to intangible assets for the three months ended September 30, 2024 and September 30, 2023 was $7.2 million and $7.4 million, respectively. Amortization expense related to intangible assets amounted to $21.6 million and $20.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Estimated future expected amortization expense of intangible assets as of September 30, 2024 is as follows:

(in thousands)
2024 (for remaining three months)	$7,186
2025	26,983
2026	22,230
2027	18,252
2028	14,999
2029	12,648
Thereafter	17,356
Total	$119,654

The weighted-average remaining useful life by major asset classes as of September 30, 2024 is as follows:

(In years)
Trademarks and brands	8
Customer relationships	6
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the nine months ended September 30, 2024 and September 30, 2023.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Computers and peripheral equipment	$26,845	$25,013
Office furniture and equipment	4,744	3,170
Leasehold improvements	35,245	32,595
Capitalized software development costs	50,066	35,039
Less accumulated depreciation and amortization	(49,479)	(37,797)
Total property, plant and equipment, net	$67,421	$58,020

For the three months ended September 30, 2024 and September 30, 2023, total depreciation expense was $4.3 million and $3.3 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, total depreciation expense was $11.8 million and $9.4 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, accumulated depreciation related to property and equipment under finance lease obligations totaled $14.5 million and $12.9 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the nine months ended September 30, 2024 and September 30, 2023.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease cost (1)	$2,921	$2,614	$8,248	$7,783
Finance lease cost:
Depreciation of finance lease assets (2)	493	620	1,605	1,151
Interest on finance lease liabilities (3)	49	83	170	149
Short-term lease cost (1)	294	219	938	708
Sublease income (1)	—	(266)	—	(800)
Total lease cost	$3,757	$3,270	$10,961	$8,991

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,870	$1,921	$7,908	$4,773
Operating cash outflows from finance leases	$37	$38	$192	$78
Financing cash outflows from finance leases	$378	$577	$1,940	$1,605
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2024 and 2023, respectively:

	September 30,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	11.9	13.7
Weighted-average remaining lease term - finance leases (in years)	1.6	2.4
Weighted-average discount rate - operating leases	4.8%	4.6%
Weighted-average discount rate - finance leases	5.5%	5.3%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of September 30, 2024 were as follows:

	September 30, 2024
(in thousands)	Operating Leases	Finance Leases
2024 (for remaining three months)	$2,775	$1,083
2025	11,689	2,150
2026	10,786	819
2027	10,212	—
2028	9,041	—
2029	8,837	—
Thereafter	67,160	—
Total lease payments	120,500	4,052
Less amount representing interest	(30,168)	(193)
Present value of total lease payments	$90,332	$3,859

As of September 30, 2024, the Company has entered into additional international office space leases that have not yet commenced with contractual commitments of $1.7 million. These operating leases will commence in fiscal year 2025 with lease terms of two to three years.

There were no impairments of Operating lease right-of-use assets identified during the nine months ended September 30, 2024 and September 30, 2023.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of September 30, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$33,860	$—	$—	$33,860
Short-term investments	$50,686	$—	$—	$50,686

As of December 31, 2023
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$61,463	$—	$—	$61,463

As of September 30, 2024, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $33.9 million. As of December 31, 2023, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $61.5 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Short-term investments consisted of treasury bills of $50.7 million as of September 30, 2024. As of September 30, 2024, all of the Company’s Short-term investments are contractually due within one year.

As of September 30, 2024 and December 31, 2023, the amortized cost of the Company’s treasury bills approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the three and nine months ended September 30, 2024.

9.     Long-term Debt

On August 12, 2024, DoubleVerify Inc., as borrower (the “Borrower”) and Midco, as holdings (“Holdings”), entered into a credit agreement with the banks and other financial institutions party thereto, as lenders and letter of credit issuers, and JPMorgan Chase Bank, N.A., as administrative agent, letter of credit issuer and swing lender (the “Credit Agreement”), to provide for a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $200.0 million (with a letter of credit facility of up to a $20.0 million sublimit), which matures on August 12, 2029 (the “Revolving Termination Date”). Subject to certain terms and conditions, the Borrower is entitled to add one or more term loan facilities or revolving credit facilities and / or increase the amount of the revolving credit commitments under the New Revolving Credit Facility.

The New Revolving Credit Facility replaces in full the Company’s prior senior secured revolving credit facility provided under the Second Amended and Restated Credit Agreement, dated as of October 1, 2020 (the “Prior Revolving Credit Facility”) as amended by the First Amendment, dated as March 29, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof).

The loans under the New Revolving Credit Facility, at the Borrower's option, bear interest at either a Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate (“ABR”). In the case of SOFR loans, for each day during each interest period with respect thereto, a rate per annum equal to Term SOFR (as defined in the Credit Agreement) determined for such day plus an applicable margin ranging from 2.00% to 2.75% per annum (depending on the total net leverage ratio of Holdings and its subsidiaries (the “Credit Group”)). In the case of ABR loans, a rate per annum equal to ABR (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75% per annum (depending on the total net leverage ratio of the Credit Group). The New Revolving Credit Facility is payable in monthly or quarterly installments for interest, with the principal balance due in full at the Revolving Termination Date, subject to customary events of default as defined by the Credit Agreement.

The New Revolving Credit Facility bears a commitment fee ranging from 0.25% to 0.35% per annum (depending on the total net leverage ratio of the Credit Group), payable quarterly in arrears commencing on April 15, 2025 and on the fifteenth day following the last day of each calendar quarter occurring thereafter prior to the Revolving Termination Date, and on the Revolving Termination Date, based on the utilization of the New Revolving Credit Facility, and customary letter of credit fees.

The New Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: paying dividends or purchasing, redeeming or retiring capital stock; granting liens; incurring or guaranteeing additional debt; making investments and acquisitions; entering into transactions with affiliates; entering into any merger, consolidation or amalgamation or disposing of all or substantially all property or business; and disposing of property, including issuing capital stock.

All obligations under the New Revolving Credit Facility are guaranteed by the Company pursuant to the guarantee agreement (the “Guarantee Agreement”) made by the Company in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement. The obligations are also guaranteed by Midco, Ad-Juster, Inc. and Outrigger Media, Inc., and secured by a first priority perfected security interest in substantially all of the assets (subject to customary exceptions) of Midco, the Borrower, Ad-Juster, Inc. and Outrigger Media, Inc. (but not the Company).

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. Such requirement will commence with the fiscal quarter ending March 31, 2025.

As of September 30, 2024 and December 31, 2023, there was no outstanding debt under the New Revolving Credit Facility or the Prior Revolving Credit Facility, respectively.

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

During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $11.4 million and $18.6 million, respectively, resulting in an effective tax rate of 38.5% and 36.1%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $6.2 million and $15.8 million, respectively, resulting in an effective tax rate of 31.8% and 29.1%.

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

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) in various state and international jurisdictions. The Company’s Israeli subsidiary is under audit by the Israeli Tax Authority for the 2021 and later tax years. The Company closed its audit with the Commonwealth of Massachusetts for the 2019 and 2020 tax years that resulted in an immaterial adjustment of $0.1 million. The audit closed during the three months ended September 30, 2024. The adjustment will be posted in the subsequent quarter upon settlement. The Israeli examination may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes. Aside from the aforementioned, the Company is not currently under audit in any other jurisdiction.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:
Net Income (basic and diluted)	$18,201	$13,347	$32,831	$38,361
Denominator:
Weighted-average common shares outstanding	170,254	168,606	171,060	166,937
Dilutive effect of share-based awards	3,657	5,374	4,808	5,875
Weighted-average dilutive shares outstanding	173,911	173,980	175,868	172,812
Basic earnings per share	$0.11	$0.08	$0.19	$0.23
Diluted earnings per share	$0.10	$0.08	$0.19	$0.22

Approximately 10.7 million and 4.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2024, respectively, because they were antidilutive. Approximately 7.7 million and 7.8 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2023, respectively, because they were also antidilutive.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of stock option activity as of and for the nine months ended September 30, 2024 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2023	9,992	$17.01	6.91	$197,598
Options granted	—	—
Options exercised	(432)	6.69
Options forfeited	(69)	30.97
Outstanding as of September 30, 2024	9,491	$17.38	6.20	$47,666
Options expected to vest as of September 30, 2024	1,776	$26.91	7.91	$—
Options exercisable as of September 30, 2024	7,650	$15.09	5.79	$47,666

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, 60 stock options were exercised and 1,313 market-based and performance-based stock options remain outstanding as of September 30, 2024.

The total intrinsic value of options exercised during the nine months ended September 30, 2024 and September 30, 2023 was $9.3 million and $54.1 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the nine months ended September 30, 2024 and September 30, 2023.

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the nine months ended September 30, 2024 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	4,720	$28.03
Granted	2,972	31.93
Vested	(1,664)	28.98
Forfeited	(228)	29.41
Outstanding as of September 30, 2024	5,800	$29.70

The total grant date fair value of RSUs that vested during the nine months ended September 30, 2024 was $48.2 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

A summary of PSUs activity as of and for the nine months ended September 30, 2024 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2023	480	$41.31
Granted	186	41.28
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2024	666	$41.30

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

The fair market value of PSUs with market-based and service-based vesting conditions granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2024
Risk‑free interest rate (percentage)	3.9 - 4.1
Expected dividend yield (percentage)	—
Expected volatility (percentage)	46.7

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Product development	$8,899	$6,235	$26,006	$16,589
Sales, marketing and customer support	7,152	4,945	20,591	13,198
General and administrative	6,899	4,611	21,309	12,984
Total stock-based compensation	$22,950	$15,791	$67,906	$42,771

As of September 30, 2024, unrecognized stock-based compensation expense was $182.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

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

During the three months ended September 30, 2024, the Company repurchased 1.3 million shares of its common stock for an aggregate repurchase amount of $25.0 million, which included immaterial amounts of broker commissions. During the nine months ended September 30, 2024, the Company repurchased 2.6 million shares of its common stock for an aggregate repurchase amount of $50.1 million, which included immaterial amounts of broker commissions. As of September 30, 2024, $100.0 million remained available and authorized for repurchase under the Repurchase Program. Activity under the Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 were as follows:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Vendor payments	$6,303	$6,286
Employee commissions and bonuses	21,342	20,809
Payroll and other employee related expense	11,751	10,602
401k and pension expense	2,680	2,982
Other taxes	4,465	3,585
Total accrued expenses	$46,541	$44,264

Other Income, Net

The components of Other income, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$(3,232)	$(2,584)	$(9,822)	$(8,027)
Foreign currency exchange (gain) loss	(893)	955	1,323	1,184
Other miscellaneous income, net	(100)	(4)	(62)	—
Other income, net	$(4,225)	$(1,633)	$(8,561)	$(6,843)

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

17.    Subsequent Events

In October 2024, the Company repurchased 1.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million, which included immaterial amounts of broker commissions. As of November 6, 2024, $75.0 million remained available and authorized for repurchase under the Repurchase Program.

On November 6, 2024, the Company announced that the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “New Repurchase Program”), which amount is in addition to the initial Repurchase Program previously approved by the Board in May 2024. Under the New Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The New Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. As of November 6, 2024, $200.0 million remained available and authorized for repurchase under the New Repurchase Program.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2024. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three months ended September 30, 2024 and September 30, 2023, we generated 92% of our revenue from advertiser customers. For the nine months ended September 30, 2024 and September 30, 2023, we generated 91% and 92% of our revenue, respectively, from advertiser customers. Advertisers can purchase our services through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our services to measure the quality and performance of ads after they are purchased directly from digital properties, including publishers and social media platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For each of the three months ended September 30, 2024 and September 30, 2023, we generated 8% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For the nine months ended September 30, 2024 and September 30, 2023, Supply-side revenue comprised 9% and 8% of revenue, respectively. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$96,791	$81,700	$15,091	18%	$263,584	$229,534	$34,050	15%
Measurement	58,468	51,263	7,205	14	162,560	137,637	24,923	18
Supply-side	14,297	11,011	3,286	30	40,084	33,141	6,943	21
Total revenue	$169,556	$143,974	$25,582	18%	$466,228	$400,312	$65,916	16%

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

Interest expense.  Interest expense consists primarily of the amortization of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility and Prior Revolving Credit Facility, interest on balances that were outstanding under the Prior Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at an option of SOFR or ABR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net.  Other income, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%

	(In Thousands)				(In Thousands)
Revenue	$169,556	$143,974	$25,582	18%	$466,228	$400,312	$65,916	16%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29,479	26,466	3,013	11	82,199	76,609	5,590	7
Product development	39,306	32,315	6,991	22	115,506	92,811	22,695	24
Sales, marketing and customer support	40,525	32,971	7,554	23	123,260	90,220	33,040	37
General and administrative	23,039	23,280	(241)	(1)	68,180	63,223	4,957	8
Depreciation and amortization	11,483	10,706	777	7	33,415	29,365	4,050	14
Income from operations	25,724	18,236	7,488	41	43,668	48,084	(4,416)	(9)
Interest expense	353	288	65	23	818	791	27	3
Other income, net	(4,225)	(1,633)	2,592	159	(8,561)	(6,843)	1,718	25
Income before income taxes	29,596	19,581	10,015	51	51,411	54,136	(2,725)	(5)
Income tax expense	11,395	6,234	5,161	83	18,580	15,775	2,805	18
Net income	$18,201	$13,347	$4,854	36%	$32,831	$38,361	$(5,530)	(14)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	18	18	19
Product development	23	22	25	23
Sales, marketing and customer support	24	23	26	23
General and administrative	14	16	15	16
Depreciation and amortization	7	7	7	7
Income from operations	15	13	9	12
Interest expense	—	—	—	—
Other income, net	(2)	(1)	(2)	(2)
Income before income taxes	17	14	11	14
Income tax expense	7	4	4	4
Net income	11%	9%	7%	10%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $25.6 million, or 18%, from $144.0 million in the three months ended September 30, 2023 to $169.6 million in the three months ended September 30, 2024. Total revenue increased by $65.9 million, or 16%, from $400.3 million in the nine months ended September 30, 2023 to $466.2 million in the nine months ended September 30, 2024.

Total Advertiser revenue increased by $22.3 million, or 17%, in the three months ended September 30, 2024 as compared to the same period in 2023, driven primarily by a 22% increase in Media Transactions Measured, partially offset by a 4% decline in Measured Transaction Fees. Total Advertiser revenue increased by $59.0 million, or 16%, in the nine months ended September 30, 2024 as compared to the same period in 2023, driven primarily by a 21% increase in Media Transactions Measured, partially offset by a 4% decline in Measured Transaction Fees.

Activation revenue increased by $15.1 million, or 18%, in the three months ended September 30, 2024 as compared to the same period in 2023, driven primarily by greater adoption of our programmatic solutions, including Scibids Technology SAS (“Scibids”), as well as our Authentic Brand Suitability (ABS) solution. For the nine months ended September 30, 2024, Activation revenue increased by $34.1 million, or 15%, compared to the same period in 2023 driven by the same factors.

Measurement revenue increased $7.2 million, or 14%, in the three months ended September 30, 2024 as compared to the same period in 2023, driven primarily by the increased adoption of our social measurement solutions by existing and new customers. For the nine months ended September 30, 2024, Measurement revenue increased by $24.9 million, or 18%, compared to the same period in 2023 driven by the same factors.

Supply-side revenue increased $3.3 million, or 30%, in the three months ended September 30, 2024 as compared to the same period in 2023, driven primarily by increased revenue from platform customers. For the nine months ended September 30, 2024, Supply-side revenue increased by $6.9 million, or 21%, compared to the same period in 2023 driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $3.0 million, or 11%, from $26.5 million in the three months ended September 30, 2023 to $29.5 million in the three months ended September 30, 2024. The increase was primarily due to growth in Activation revenue, leading to higher partner costs from revenue-sharing arrangements. These were partially offset by savings from eliminating duplicative costs as the Company migrated to cloud services for better scale and flexibility, along with efficiencies gained from DV’s AI-powered video classification technology. Cost of revenue increased by $5.6 million, or 7%, from $76.6 million in the nine months ended September 30, 2023 to $82.2 million in the nine months ended September 30, 2024. The increase was primarily due to continued investments in cloud services to provide scale and flexibility necessary to support future growth, as well as growth in Activation revenue which drove increases in partner costs from revenue-sharing arrangements.

Product Development Expenses

Product development expenses increased by $7.0 million, or 22%, from $32.3 million in the three months ended September 30, 2023 to $39.3 million in the three months ended September 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $5.9 million, and an increase in third-party software costs and professional fees of $1.2 million primarily to support product development efforts. Product development expenses increased by $22.7 million, or 24%, from $92.8 million in the nine months ended September 30, 2023 to $115.5 million in the nine months ended September 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $18.8 million, and an increase in third-party software costs and professional fees of $4.0 million primarily to support product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $7.6 million, or 23%, from $33.0 million in the three months ended September 30, 2023 to $40.5 million in the three months ended September 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $6.0 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $0.4 million. Sales, marketing and customer support expenses increased by $33.0 million, or 37%, from $90.2 million in the nine months ended September 30, 2023 to $123.3 million in the nine months ended September 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation and sales commissions, of $25.6 million, an increase in marketing activities, including advertising, promotions, events and other activities of $1.1 million, and an increase in personnel travel and entertainment expenses to support marketing and sales activities of $2.5 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 1%, from $23.3 million in the three months ended September 30, 2023 to $23.0 million in the three months ended September 30, 2024. The decrease was primarily due to a reduction in bad debt expenses of $1.1 million, a reduction in acquisition related costs of $0.9 million, and a reduction in general corporate insurance costs of $0.1 million, partially offset by an increase in personnel costs, including stock-based compensation, of $2.1 million. General and administrative expenses increased by $5.0 million, or 8%, from $63.2 million in the nine months ended September 30, 2023 to $68.2 million in the nine months ended September 30, 2024. The increase was primarily due to an increase in personnel costs, including stock-based compensation, of $8.5 million, and an increase in third party professional fees of $0.3 million, partially offset by a reduction in bad debt expenses of $3.4 million, primarily related to a reserve established in connection with outstanding amounts owed to the Company by its activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023, and a reduction in general corporate insurance costs of $1.1 million.

Depreciation and Amortization

Depreciation and amortization increased by $0.8 million, or 7%, from $10.7 million in the three months ended September 30, 2023, to $11.5 million in the three months ended September 30, 2024. The increase was primarily due to an increase in capitalized software development costs and an increase in intangible assets related to the acquisition of Scibids. Depreciation and amortization increased by $4.1 million, or 14%, from $29.4 million in the nine months ended September 30, 2023, to $33.4 million in the nine months ended September 30, 2024. The increase was primarily due to an increase in capitalized software development costs and an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense increased by $0.1 million, from $0.3 million in the three months ended September 30, 2023 to $0.4 million in the three months ended September 30, 2024. Interest expense was materially unchanged at $0.8 million in the nine months ended September 30, 2023 and $0.8 million in the nine months ended September 30, 2024.

Other Income, Net

Other income, net increased by $2.6 million, from income of $1.6 million in the three months ended September 30, 2023 to income of $4.2 million in the three months ended September 30, 2024. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets, and gains from changes in foreign exchange rates. Other income, net increased by $1.7 million, from income of $6.8 million in the nine months ended September 30, 2023 to income of $8.6 million in the nine months ended September 30, 2024. The increase was primarily due to an increase in interest earned on interest-bearing monetary assets, partially offset by an increase in losses from changes in foreign exchange rates.

Income Tax Expense

Income tax expense increased by $5.2 million from a $6.2 million expense in the three months ended September 30, 2023 to a $11.4 million expense in the three months ended September 30, 2024. The increase was primarily due to a shortfall in share-based compensation as well as other permanent book-to-tax income adjustments. A shortfall exists when there is a deficiency between the deferred tax asset recorded upon issuance of shares and the actual tax benefit recognized upon settlement. Income tax expense increased by $2.8 million from a $15.8 million expense in the nine months ended September 30, 2023 to a $18.6 million expense in the nine months ended September 30, 2024. The increase was primarily due to a shortfall in share-based compensation as well as other permanent book-to-tax income adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In Thousands)		(In Thousands)
Net income	$18,201	$13,347	$32,831	$38,361
Net income margin	11%	9%	7%	10%
Depreciation and amortization	11,483	10,706	33,415	29,365
Stock-based compensation	22,950	15,791	67,906	42,771
Interest expense	353	288	818	791
Income tax expense	11,395	6,234	18,580	15,775
M&A and restructuring costs (a)	—	921	—	1,621
Offering and secondary offering costs (b)	—	286	68	595
Other recoveries (c)	—	(267)	—	(800)
Other income (d)	(4,225)	(1,633)	(8,561)	(6,843)
Adjusted EBITDA	$60,157	$45,673	$145,057	$121,636
Adjusted EBITDA margin	35%	32%	31%	30%

(a)	M&A and restructuring costs for the three and nine months ended September 30, 2023 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the three and nine months ended September 30, 2024 and September 30, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other recoveries for the three and nine months ended September 30, 2023 consist of sublease income for leased office space.
(d)	Other income for the three and nine months ended September 30, 2024 and September 30, 2023 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2024, we had cash and cash equivalents of $311.9 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $179.4 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of September 30, 2024, will be sufficient to meet working capital and capital expenditure requirements on a short-term and long-term basis.

Total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Obligations

On August 12, 2024, the Company entered into the New Revolving Credit Facility with available borrowings of $200.0 million, which matures on August 12, 2029. Subject to certain terms and conditions, the Company is entitled to add one or more term loan facilities or revolving credit facilities and / or increase the amount of the revolving credit commitments under the New Revolving Credit Facility. The New Revolving Credit Facility replaces in full the Company’s Prior Revolving Credit Facility.

All obligations under the New Revolving Credit Facility are guaranteed by the Company pursuant to the Guarantee Agreement. The New Revolving Credit Facility contains customary affirmative and negative covenants, including restrictions on, among other things: paying dividends or purchasing, redeeming or retiring capital stock; granting liens; incurring or guaranteeing additional debt; making investments and acquisitions; entering into transactions with affiliates; entering into any merger, consolidation or amalgamation or disposing of all or substantially all property or business; and disposing of property, including issuing capital stock.

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios, which will officially commence with the fiscal quarter ending March 31, 2025.

As of September 30, 2024, there was no outstanding debt under the New Revolving Credit Facility.

For more information about the New Revolving Credit Facility, see Note 9 to our Condensed Consolidated Financial Statements.

Repurchase Programs

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

During the three months ended September 30, 2024, the Company repurchased 1.3 million shares of its common stock for an aggregate repurchase amount of $25.0 million. During the nine months ended September 30, 2024, the Company repurchased 2.6 million shares of its common stock for an aggregate repurchase amount of $50.1 million.

In October 2024, the Company repurchased 1.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million. As of November 6, 2024, $75.0 million remained available and authorized for repurchase under the Repurchase Program.

On November 6, 2024, the Company announced that the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “New Repurchase Program”), which amount is in addition to the initial Repurchase Program previously approved by the Board in May 2024. Under the New Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The New Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. As of November 6, 2024, $200.0 million remained available and authorized for repurchase under the New Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

	(In Thousands)
Cash flows provided by operating activities	$122,280	$67,686
Cash flows used in investing activities	(69,519)	(79,549)
Cash flows (used in) provided by financing activities	(50,277)	3,645
Effect of exchange rate changes on cash and cash equivalents and restricted cash	150	(389)
Increase (decrease) in cash, cash equivalents, and restricted cash	$2,634	$(8,607)

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

For the nine months ended September 30, 2024, cash provided by operating activities was $122.3 million, attributable to net income of $32.8 million, adjusted for non-cash charges of $93.8 million and $4.3 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $33.4 million in depreciation and amortization and $67.9 million in stock-based compensation, offset by $17.3 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $12.6 million increase in prepaid expenses and other assets due mainly to increases in prepayments, offset by a decrease in trade receivables of $10.3 million, and a $2.1 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of income tax payments.

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

Investing Activities

For the nine months ended September 30, 2024, cash used in investing activities was $69.5 million, including $81.9 million attributable to investments in short-term financial instruments and $19.8 million attributable to purchases of property, plant and equipment, and capitalized software development costs, offset by $32.2 million attributable to proceeds from the maturity of short-term financial instruments. For the nine months ended September 30, 2023, cash used in investing activities was $79.5 million, including $67.2 million attributable to the acquisition of Scibids and $12.3 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the nine months ended September 30, 2024, cash used in financing activities of $50.3 million was primarily due to $50.1 million related to shares repurchased under the Repurchase Program. For the nine months ended September 30, 2023, cash provided by financing activities of $3.6 million was primarily due to $7.8 million proceeds from common stock issued upon exercise of stock options, offset by $3.7 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2024 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Management has implemented internal controls over significant processes specific to Scibids that we believe are appropriate in the integration of its operations, systems, and control activities. Scibids will be incorporated into our annual assessment of internal controls over financial reporting for our fiscal year ending December 31, 2024.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2024:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)	Per Share (2)	Programs (1)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
July 1 - 31	1,254	$19.94	1,254	$100,000
August 1 - 31	—	—	—	100,000
September 1 - 30	—	$—	—	$100,000
Total for the three months ended September 30, 2024	1,254		1,254

(1) On May 16, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company’s outstanding common stock under the Repurchase Program. Under the Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

(2) Excludes other costs such as broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II — OTHER INFORMATION

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K). The trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c):

Name	Position	Adoption Date	Total Shares to be Sold	Expiration Date
Nicola T. Allais	Chief Financial Officer	August 9, 2024	160,000	May 15, 2025
Andrew E. Grimmig	Chief Legal Officer	September 2, 2024	250,000	June 13, 2025

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 6, 2024

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)