Form 10-K
period 2024-12-31
DoubleVerify Holdings, Inc.
filed 2025-02-27
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,808,491,095 based upon the closing price reported for such date on the New York Stock Exchange (“NYSE”). The number of shares of Registrant’s Common Stock outstanding as of February 18, 2025 was 166,011,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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

•	our ability to retain our senior management team and other key personnel and to hire additional qualified personnel;
•	scrutiny of our corporate social responsibility practices and meeting stakeholders’ evolving expectations relating to such practices;
•	the application, interpretation, and enforcement of data privacy legislation and regulation on digital advertising and privacy and data protection;
•	the impact of public criticism of digital advertising technology on our business, including digital advertising on social media platforms;
•	the assertion of third-party intellectual property rights against us and our ability to protect and enforce our intellectual property rights;

•our use of artificial intelligence and machine learning models;

•our ability to manage our business and conduct our operations internationally;

•our exposure to foreign currency exchange rate fluctuations;

•	our use of “open source” software could subject our technology to general release, require us to re-engineer our platform or subject us to litigation;

•seasonal fluctuations in advertising activity;

•our limited operating history, which makes it difficult to evaluate our business and prospects;

•	adverse developments in the tax laws and regulations, or disagreements with our tax positions, in the multiple jurisdictions in which we are subject to taxation;

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

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes industry and market data and forecasts pertaining to the industry and markets of DoubleVerify Holdings, Inc. (“DoubleVerify”), including market sizes, market share, market positions and other industry data. Such information is based on our analysis of multiple sources, including publicly available information, industry publications and surveys, reports from government agencies, reports by market research firms and consultants and our own estimates based on internal company data and our management’s knowledge of and experience in the market sectors in which we compete (together, the “Company Data Analysis”). The third-party information contained within the Company Data Analysis has primarily been derived or extrapolated from reports prepared or published by Ad Age and Magna Global. We have not independently verified the market and industry data from third-party sources and thus the accuracy and completeness of such information cannot be guaranteed. This information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties inherent in surveys of market size.

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

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels (including social, video, mobile in-app and connected TV (“CTV”)), formats (including display and video) and devices (including mobile, desktop and connected televisions). We collected and analyzed data points on the approximately 8.3 trillion Media Transactions Measured (as defined below) by us in 2024, up from 7.0 trillion Media Transactions Measured in 2023 and 5.5 trillion in 2022. We also analyze more than 21 billion digital ad transactions daily, measuring whether ads are delivered in a fraud-free, brand-suitable environment and are fully viewable in the intended geography. Our software platform and unique position in the advertising ecosystem allows us to develop a significant data asset that accumulates over time as we measure an increasing number of media transactions. We are able to leverage our data asset across our existing solutions as well as expand the data asset to launch new solutions that address the evolving needs of advertisers.

Our blue-chip customer base includes many of the largest global brands. We serve over 2,000 customers that are diversified across all major industry verticals, including consumer packaged goods, financial services, telecommunications, technology, automotive and healthcare. In 2024, we had 110 customers who each represented at least $1 million of annual revenue, up from 93 such customers in 2023 and 78 such customers in 2022, with no customer representing more than 10% of our revenue in 2024, 2023 or 2022. In addition to locations in which we currently have a remote or contracted workforce, we serve our customers globally through our offices or commercial operations in 31 locations across 25 countries, including the United States, the United Kingdom, Israel, Singapore, Australia, Brazil, Germany and the United Arab Emirates.

We generate revenue from our advertising customers based on the volume of media transactions, or ads, that our software platform measures (“Media Transactions Measured”), for which we receive an analysis fee (“Measured Transaction Fee”), enabling us to grow as our customers increase their digital ad spend and as we integrate into new channels and platforms. We have long-term relationships with many of our customers, with an average relationship of approximately eight years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base. We are also able to increase revenue per customer as we introduce new solutions, which has resulted in a compounded annual growth rate in average revenue for our top 100 customers of 24% from 2021 to 2024. With respect to our overall business, we have delivered strong historical revenue growth, with a compounded annual growth rate of 25% from 2021 to 2024.

Our Industry

We believe that our business benefits from many of the most significant trends in digital marketing and advertising, including:

Significant Growth in Digital Ad Spend. The global advertising industry continues to shift from traditional forms of media to digital channels and platforms. Magna Global estimated that global digital ad spend, excluding search, reached $329 billion in 2024 and is expected to grow to $448 billion by 2028. We believe the shift towards digital spend will continue as new distribution channels and advertising formats emerge that enable advertisers to more effectively reach their target audiences.

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

Importance of Brand Reputation. With the increasing scale of digital media channels, advertisers are placing a greater emphasis on understanding where their ads are placed and the content with which it is presented. Context of ad placement has become as important to a brand as the content of the ad itself. In response, advertisers are adopting scalable, sophisticated brand suitability solutions to establish centralized controls for consistent enforcement of their policies and ensure effective use of their global digital media spend.

Desire to Improve Media Quality and Effectiveness. Media quality is foundational to performance. The significant growth in digital advertising has resulted in wasted ad spend due to ads that are never seen as a result of continually evolving ad fraud activities, including bots, fake clicks and fraudulent web sites. New and sophisticated schemes, particularly across emerging channels such as CTV and mobile in-app, are uncovered each day. We have identified over 20,000 fraudulent CTV/mobile apps as of December 31, 2024. In addition, even when an ad is verified to be fraud-free, there is no certainty that it is actually viewable or aligned with a brand’s standards. To drive tangible business outcomes for advertisers, we offer robust measurement solutions to validate the performance of their marketing campaigns, advanced signals like attention and context to highlight inventory that demonstrates user engagement, interest and intent, and dynamic AI optimization to inform media buying strategies predictive of key performance indicator achievement.

Rising Adoption of Independent, Cookie-Less, Cross-Platform Solutions. The proliferation of digital channels, formats and devices has made it more difficult for advertisers to measure campaign performance across all platforms. This measurement has been further complicated by recent moves by some large device manufacturers and certain closed platforms, which are often referred to as “walled gardens,” to restrict (or announce restrictions on) cookie and identifier-based data sharing. As a result, advertisers are increasingly adopting full-suite solutions that are not dependent on cookies or cross-site individual-level data trackers and can be used seamlessly across devices, the open web and the walled gardens.

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

Compelling Value Proposition Driving High Customer ROI. We enable our customers to optimize return on their marketing investments for a fraction of the underlying media cost. Our unique data analytics are used by our advertiser customers to identify the highest performing ad inventory and receive refunds or credits for digital ads that do not meet certain criteria. In addition, our solutions help our customers preserve one of their most important and invaluable assets — brand reputation — by ensuring ads are not shown near content that is inconsistent with their brand message.

Track Record of Successful Product Innovation. We have a track record of developing new solutions for our customers that provide increased relationship value and drive incremental average revenue per customer, thereby deepening our competitive edge. As of December 31, 2024, we had 225 software and data engineers employed with us throughout our seven research and development centers focused on product development.

Loyal and Growing Customer Base. Our customers currently include a majority of the top 100 global advertisers, according to Ad Age. In each of the years 2022-2024, we maintained over 95% gross revenue retention rates across our customer base and retained 100% of our top 75 customers. With this foundation, we were able to drive net revenue retention of 112% in 2024, 124% in 2023 and 127% in 2022 through increased advertising volume and the successful launch of newly-introduced solutions.

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

Well-Aligned with Privacy Restrictions and Platform Evolution. We believe that we are well-positioned to benefit from broader government regulations and changing industry privacy standards that increasingly restrict the collection and use of personal data for advertising purposes. Additionally, as device manufacturers and walled garden platforms move to curtail the use of cookie-based data collection across their properties, measurement, advertising solutions that are not based on these tracking and collection tools will benefit. Our core software does not rely on third-party cookies, persistent identifiers or cross-site tracking technology to deliver our measurement and analytics solutions. Additionally, the core contextual data set that we use to provide our measurement and analytics solutions can also provide advertisers with an alternative source of data to deliver targeted advertising.

Our Solutions

The DV Authentic Ad

The DV Authentic Ad is our definitive metric of digital media quality, which evaluates the existence of fraud, brand safety and suitability, viewability and geography for each digital ad:

●	Fraud: Our solutions are designed to safeguard advertisers against increasingly sophisticated invalid digital traffic, such as bot fraud, site fraud, malware (including adware), and app fraud. We continuously monitor and analyze billions of delivered digital ads on a daily basis for aberrant activity in order to detect new fraud schemes. Each day, we identify over 16 million active fraudulent device signatures, distributing them to our partners nearly 100 times per day.
●	Brand Safety and Suitability: Our customers use the data analytics that our software platform provides to target desired contexts and help prevent their ads from appearing next to content that they do not deem appropriate for their brands. Our brand safety and suitability solutions evaluate the full context of a webpage including the URL and the specific content. Our approach combines rich content ontology and proprietary artificial intelligence tools with human expertise to appropriately categorize content across over 40 languages. We offer brands the ability to dynamically configure over 100 avoidance categories, such as disasters, news, politics, hate speech and violence, allowing brands to curate environments for their ads to be delivered. Customers can use our extensive content categories to identify desired contexts for their ads, without relying on third-party cookies, persistent identifiers or cross-site tracking technology. We also offer Authentic Brand Suitability, which is an enhanced set of contextual solutions that can be deployed across multiple programmatic platforms.

●	Viewability: Digital ads are frequently obscured, paused before fully delivered or placed in locations that are out of view from the intended recipient. We help our customers determine if their ads are in-view by the recipient of each advertisement by providing advanced viewability metrics, including average time-in-view, key message exposure and video player size. Our solutions also leverage our historical data to predict the viewability of ads to optimize programmatic buying decisions.
●	Geography: Many of our customers run distinct media campaigns that are targeted toward distinct geographic regions. The intended geography of these media campaigns may be specified due to the content or offer of the digital ad, the language in which it is presented or for regulatory and compliance reasons. Our customers leverage our solutions to ensure that their geographic targeting requirements are met and that there is language alignment between the digital ad and the intended geographic region.

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

Select integration and channel partners include:

●	Demand-Side Platforms: Amazon, Google, The Trade Desk, Yahoo, Nexxen, Infillion, Adobe, Xandr
●	Ad Platforms and Exchanges: Line Yahoo, Magnite, Teads, Epsilon, Nexxen, LG Ads, Taboola, Criteo
●	Ad Servers and Ratings/Workflow Platforms: Innovid, Google and MediaOcean Prisma
●	Social Platforms: Facebook, Instagram, YouTube, X (formerly Twitter), Snapchat, Pinterest, TikTok
●	CTV: Amazon, Netflix, Disney+, Hulu and Roku

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

Our commercial organization is aligned by geographically focused teams, comprising sales and account management professionals in the Americas, EMEA and APAC, and professionals dedicated to global client and agency relationships. We regularly seek to expand into new geographies based on demand from existing customers and the attractiveness of the potential market opportunity.

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

As of December 31, 2024, we had 506 professionals on our Commercial organization teams, of which 214 were sales professionals, 53 were marketing professionals and 239 were account managers and customer support representatives. Our sales, marketing and customer support expenses were $167.5 million, $126.0 million and $107.4 million for each of the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Product Development

Ongoing product innovation is central to our business. Rapid advancement of our product capabilities has enabled our business to meet customer needs in the dynamic digital advertising landscape. Through our innovation, we have been able to continuously add new capabilities to our solutions.

Our engineering team, consisting of 339 employees as of December 31, 2024, is responsible for the development of software and the operations of our infrastructure. We use an agile development process with automated quality assurance, deployment and post-deployment testing to rapidly build, test and deploy new functionality.

Our product team, consisting of 197 employees as of December 31, 2024, is responsible for working with our sales, account management, marketing and business development teams to understand customer input, assess the market opportunity and define the product roadmap. This team is structurally aligned with our engineering organization to ensure there is direct accountability for all aspects of research and product development. Our team includes expert linguists, content classification analysts, fraud researchers and other supporting operational roles which provide the domain expertise and ongoing product development to ensure the highest possible quality of our technology.

Our product development expenses were $153.0 million, $125.4 million and $95.1 million for each of the years ended December 31, 2024, December 31, 2023 and December 31, 2022. We intend to continue to invest in our research and development capabilities to extend our platform to cover a broader range of products, customers and geographies.

Technology

Our technology is designed to provide our customers with precise, real-time decision-making and measurement data across their digital advertising campaigns.

Our commitment to providing innovative and accurate advertising data and analytics is accomplished through the following core technology components:

●	Configurable Settings: We have built a flexible configuration profile and settings distribution solution that allows customers to apply our software to their unique needs and brand preferences. Our flexible technology ensures that new campaigns and configurations are distributed across our global infrastructure in minutes.

●	Omni-Channel Display and Video Measurement Tags: We have built video and display measurement tags that seamlessly operate in any format or device, enabling simple tagging processes that minimize customer trafficking needs.
●	Advanced Owned & Operated Semantic Science Technology: Our owned and operated semantic science technology provides accurate and granular content classifications using machine learning and an ontology of over 180,000 distinct content topics.
●	AI Driven Classification: Universal Content Intelligence is our content classification engine that powers expansive content categorization online based on policy definitions and AI technology. We employ a holistic classification approach by analyzing key types of content, including visual, audio, speech, text and link elements.
●	Deterministic, Cross-Channel Fraud and Invalid Traffic Identification: We operate multiple proprietary fraud and invalid traffic detection models that benefit from the scale of the ads we analyze on a daily basis. Our fraud lab includes a dedicated team of data scientists, mathematicians and analysts from the cyber-fraud prevention community and we leverage AI, machine learning and manual review to detect new forms of fraud. Fraud signature updates are distributed into our serving infrastructure and to our partners nearly one hundred times per day to ensure maximum real-time protection for our customers and the deterministic nature of our algorithms helps to systematically assess risk.
●	Deeply Embedded Technology: Our technology is deeply embedded into major platforms and partners that provide direct, programmatic and social advertising. These integrations represent years of collective development, joint integration and ongoing quality assurance work between us and our partners.
●	Unified Analytics: Our customized analytics provide unified insights and analytics to both the digital advertising buyer and seller on every measured ad. We operate customized analytics dashboards, configurable insights and data delivery engines and data integrations that maximize the utility of the data produced by our software.
●	Privacy Framework: We have built a privacy framework that is directly integrated into our measurement technology. This framework allows us to modify our solutions in real-time based on the regulatory jurisdiction and data collection consent status of each individual measured ad. Additionally, our core software platform does not rely on third-party cookies, persistent identifiers or cross-site tracking technology when deploying our solutions, making them more compatible with the expanding global regulatory framework related to data privacy.
●	Dedicated Information Security: Our platform hosts a large quantity of our customer media campaign data. We maintain a comprehensive information security program designed to ensure the security and integrity of our systems and our customers’ data. Our security program includes network intrusion monitoring and detection sensors deployed throughout our infrastructure and we leverage multiple vendors and a dedicated staff to provide 24/7 monitoring of our network. In addition, we obtain third party security assessments and audits of our infrastructure and security.
●	Reliable, Scalable and Redundant Infrastructure: We operate a global proprietary and redundant infrastructure that is highly available, fault tolerant and capital efficient.

Certifications and Accreditations

Digital advertising measurement is subject to numerous governing industry standards, guidelines and best practices. Supporting these standards are organizations that conduct audit-based accreditations and other certification processes for media measurement products and to renew accreditations on an annual basis. We have received accreditations and certifications from a wide range of industry bodies, including the Media Rating Council (MRC), Trustworthy Accountability Group and Japan Joint Industry Committee for Digital Advertising Quality (JICDAQ). In addition, as part of our ongoing commitment to privacy compliance and data governance, we are the only major digital ad verification provider to achieve certifications for Asia-Pacific Economic Cooperation (APEC) Cross Border Privacy Rules (CBPR), and Privacy Recognition for Processors (PRP) through TrustArc. In 2022, we also achieved ISO 27001:2013 certification for our information security management system. In 2024, we further enhanced our privacy program by adding TrustArc’s Enterprise Privacy Certification and expanding our ISO 27001:2013 to include ISO 27701:2019, the privacy specific add-on to ISO 27001:2013.

The MRC is a U.S. based independent organization that updates and maintains the Minimum Standards for Media Rating Research (the “MRC Minimum Standards”), which set strict guidelines for the media measurement industry and are intended to ensure: accurate, reliable, and ethical procedures for producing ratings and audience research; transparent and verifiable methodologies and survey information; and secure and thorough electronic data reporting systems.

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

Competition

We operate in an evolving, competitive end market with multiple different types of competitors. Ad platform partners that offer their own measurement and performance solutions for ads placed through their ad buying tools, such as The Trade Desk, Meta and Google, as well as other digital ad measurement providers, including Integral Ad Science, Scope3, Zefr, Nielson, Comscore and Protected Media constitute our primary competitors. Additionally, there are several companies that provide point solutions that address individual aspects of digital ad measurement and performance, such as HUMAN, Peer 39, Chalice and Pixability, or geographically focused companies.

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

We have three registered U.S. patents, six international patents (four in Europe and two in Japan) and four pending patent applications. We also hold various service marks, trademarks and trade names, including DoubleVerify, our logo design, DV Authentic Ad, DV Authentic Attention, DV Pinnacle, Authentic Brand Safety and Authentic Brand Suitability, that we deem important to our business. We have over 20 registered U.S. trademarks and approximately 15 trademarks that we have registered in various jurisdictions abroad.

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

Culture and Values

By fostering diverse ideas, viewpoints and insights, we believe we drive innovation and competitive success in digital advertising. Our values – Passion, Accountability, Collaboration and Trailblazing – are integral to our business strategy and focus on building capabilities, investing in our people, using data to scale progress and creating safe spaces.

Employee Metrics

We believe that attracting, engaging, and retaining top talent is crucial to our continued success. We have 1,197 employees around the world who are the driving force of our innovation and success. 715 of our employees are based in New York, London, and Tel Aviv, and approximately 42 % are located outside of the Americas. We also incorporate contracted resources to expand the reach of our full-time workforce.

Investing in our people

We believe benefits are a critical part of delivering an exceptional employee experience for our people. Therefore, we offer a competitive compensation and benefits program that supports our employees’ physical, mental, and financial health.

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

New laws restricting the collection, processing and use of personal data have been enacted in numerous states in the U.S., including California (the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights and Enforcement Act (“CPRA”)), the U.K. (the General Data Protection Regulation (“UK GDPR”), Brazil (the Brazilian General Data Protection Law) and Europe (the General Data Protection Regulation (“EU GDPR”) and more are being considered that may affect our ability to implement our business models effectively. Further, the Children’s Online Privacy Protection Act (“COPPA”) applies to websites and other online services that are directed to children under thirteen (13) years of age and imposes certain restrictions on the collection, use and disclosure of personal information from these websites and online services. Changes or expansions to these and other legislation or regulations that further restrict the collection, processing and use of personal data, as well as the consequential changes to voluntary frameworks relied upon within the industry, could result in changes to the digital advertising ecosystem and our channel partners’ business practices and may require us to alter the functionality of our measurement solutions. We continue to monitor changes in all applicable data security and privacy regulations and laws in order to maintain compliance with such regulations and laws.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky:

●	If we fail to respond to technological developments or evolving industry standards, our solutions may become obsolete or less competitive.

●	The market in which we participate is highly competitive.

●	System failures, security breaches, cyberattacks or natural disasters could interrupt the operation of our platform and data centers and significantly harm our business, financial condition and results of operations.

●	Our solutions rely on integrations with demand- and supply-side advertising platforms, ad servers and social platforms.

●	Economic downturns and unstable market conditions could adversely affect our business, financial condition and results of operations.

●	We have completed several acquisitions in the past and may consummate additional acquisitions in the future, which may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

●	We are subject to payment-related risks, and if our ability to accurately and timely collect payments is impaired, our business, financial condition and results of operations may be adversely affected.

●	Defects, errors or inaccuracies associated with our solutions could negatively impact our business, financial condition and results of operations.

●	We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a contractual agreement, making it difficult to project when, if at all, we will generate revenue from new customers.

●	We depend on our senior management team and other key personnel to manage our business effectively, and if we are unable to retain such key personnel or hire additional qualified personnel, our ability to compete could be harmed.

●	Increasing scrutiny and evolving expectations from customers, employees, regulators and other stakeholders with respect to our corporate social responsibility (“CSR”) practices may expose us to new or additional risks.

●	Data privacy legislation and regulation on digital advertising and privacy and data protection may adversely affect our business.

●	Public criticism of digital advertising technology in the U.S. and internationally, including digital advertising on social media platforms, could adversely affect the demand for and use of our solutions.

●	The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

●	An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation, expensive licenses or other impacts to our business.

●	We may face risks associated with our use of artificial intelligence and machine learning models.

●	We are exposed to the risks of operating internationally.

●	Exposure to foreign currency exchange rate fluctuations could negatively impact our results of operations.

●	Our use of “open source” software could subject our technology to general release or require us to re-engineer our platform, or subject us to litigation, which could harm our business, financial condition and results of operations.

●	Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

●	We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

●	Our revenues and results of operations may fluctuate in the future. As a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Risks Relating to Our Business

If we fail to respond to technological developments or evolving industry standards, our solutions may become obsolete or less competitive.

Our future success will depend in part on our ability to develop new solutions and modify or enhance our existing platform in order to meet customer needs, add functionality and address technological advancements. To remain competitive, we will need to continuously upgrade our existing platform and develop new solutions that address evolving technologies, advertising strategies and standards across all major channels, formats and devices for digital advertising, including mobile, social, video, in-app, display and connected television, as well as across digital media buying platforms, such as programmatic, direct ad exchanges and trading networks. We may be unsuccessful in upgrading our existing platform or identifying new solutions in a timely or cost-effective manner, or we may be limited in our ability to develop or market new or upgraded solutions due to patents held by others. In addition, any new product innovations may not achieve the market penetration or price levels necessary for profitability. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. If we are unable to develop timely enhancements to, and new features for, our existing platform or if we are unable to develop new solutions that align with advertiser demands as priorities shift or keep pace with rapid technological developments or changing industry standards, the solutions we deliver may become obsolete, less marketable and less competitive, and our business, financial condition and results of operations may be adversely affected. Further, if our existing and future product offerings fail to maintain or achieve Media Rating Council (“MRC”) or other industry accreditation standards, customer acceptance of our products may decrease.

The market in which we participate is highly competitive.

The market for measurement, data analytics, performance solutions and authentication of digital advertising is competitive and evolving rapidly. As this market evolves, competition may intensify as existing companies expand their businesses and new companies enter the market, which could lead to commoditization and harm our ability to increase revenue and maintain profitability. Our success depends on our ability to retain and grow our existing customers and market and sell our platform and solutions to new customers. If existing or new companies develop, market or offer competitive products, acquire one of our competitors or form a strategic alliance with one of our competitors or integration partners, our ability to attract new customers or retain existing customers could be adversely impacted and our results of operations could be harmed. Although no customer accounted for more than 10% of our revenue in 2024, the loss of multiple customers or changes in spending patterns in certain industry verticals due to such changing conditions could adversely affect our business, financial condition and results of operations. In addition, we have partnerships with platforms to allow our customers to utilize our solutions, and these integration partners, some of which have significant market share in the segment in which they operate, have and could continue to develop products that compete with us. In addition, these platform partners have significant control over how our solutions are provided on their platforms, may be able to provide differentiated data as part of their competitive solutions and, in many instances, are able to provide these competitive solutions at significantly lower rates or for free. We also maintain client relationships with such platforms as advertisers and any strain in our relationship with such partners could have adverse impact on revenue. Our current and potential competitors may have more financial, technical, marketing and other resources, as well as longer operating histories and greater name recognition than we do. As a result, these competitors may be better able to respond quickly to new technologies or devote greater resources to the development, promotion, sale and support of their products and services. We cannot assure you that our customers will continue to use our platform or that we will be able to replace, in a timely manner or at all, departing customers with new customers that generate comparable revenue.

We believe that our ability to compete successfully in our market depends on a number of factors, both within and outside of our control, including: (i) the price, quality and effectiveness of our solutions and those of our competitors; (ii) our ability to retain and add new integration partners and the availability of our solutions on those platforms; (iii) the timing and success of new product introductions; (iv) our position as an independent third-party within the digital advertising ecosystem; (v) the emergence of new technologies; (vi) the number and nature of our competitors; (vii) the protection of our intellectual property rights; (viii) the adoption of new privacy standards or regulations; and (ix) general market and economic conditions. The competitive environment has and could in the future result in price reductions that could result in lower profits and loss of market share. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers and our business, financial condition and results of operations could be adversely affected.

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

Our solutions necessitate that demand- and supply-side advertising platforms, ad servers and social platforms accept and integrate with our technology. We have formed partnerships with these platforms to integrate our technology with their software, allowing our customers to utilize our solutions wherever they purchase or place an ad. These platforms may deploy code or change operations that may impact the platform or our solutions and functionality, which would have a significant effect on our ability to offer our solutions. Some of these integration partners have significant market share in the segment in which they operate. We can make no assurances that our existing integration partners will continue to, or that potential new integration partners will agree to, integrate our solutions. We also cannot assure you that our customers will continue to use our solutions available on these digital media platforms. Some of our integration partners have developed products that compete with us and that are able to be offered at substantially lower pricing or for free, and we cannot assure you that other partners will not also develop competing products in the future. If our customers stopped using our solutions on these digital media platforms or if our integration partners decide to cease integrating our solutions or require us to substantially change how our solutions are provided on these platforms, our business, financial condition and results of operations could be adversely affected.

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

Additionally, some of our integration partners are subject to regulatory actions, which, if successful, could cause our partners to be broken into separate companies or geographically limited. Certain of our partners have been the subject of allegations of taking illegal actions to acquire rivals and stifle competition. If our partners and their products are separated into separate companies, it could have a material effect on our ability to gather data and there can be no assurance that all of the separated companies will continue to be our partners, each of which could materially affect our business, results of operations, and revenues.

Our business, financial condition and results of operations could also be adversely affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific platform, our ability to optimize ad placement or to forecast usage may be impacted based on unforeseen trends or events. Additionally, how we categorize specific sites in the course of our normal business operations could expose us to risks from publishers or advertisers who may disagree with our categorizations and incur negative ramifications if they believe their ads were monetarily contributing to websites that contribute to or otherwise appear alongside content they deem objectionable. If publishers or advertisers believe our categorizations are faulty or unreliable, they may decrease or cease to use our solutions, which could affect our business, financial condition and results of operations.

In addition, we rely on our demand-side and social integration partners to report to us on the usage of our solutions on their platforms, as well as revenue generated on their platforms. Any financial, technical or other difficulties our integration partners face may negatively impact our business, as a significant portion of our revenue depends on customers using our solutions on these digital media platforms, and we are unable to predict the nature and extent of any such impact. Our integration partners exercise significant control over our solutions on their platforms, which increases our vulnerability to problems with the services they provide and our reliance upon them for accurate data and revenue reporting. Any errors, failures, interruptions or delays experienced in connection with our integration partners could adversely affect our business, reputation and financial condition.

Economic downturns and unstable market conditions could adversely affect our business, financial condition and results of operations.

Our business depends on the demand for digital advertising measurement and authentication and on the overall economic health of our customers and integration partners. There is no assurance the digital advertising market will experience the growth we anticipate. The health of the digital advertising market and the related measurement and authentication sector is affected by many factors. Current or future economic downturns or unstable market conditions in the markets and geographies that we currently serve, and associated macroeconomic conditions such as high inflation rates, high interest rates, recessionary fears, tariffs, changes in foreign currency exchange rates, the conditions caused by the 2019 novel coronavirus or other future health pandemics and the impact of geopolitical instability in many parts of the world, may make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to decrease their advertising budgets or slow the growth of their digital ad spend, which could adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions for geo-political or other reasons in any of those countries could result in our investments not yielding the returns we anticipate.

The macroeconomic conditions described above may affect how our customers conduct their businesses and adversely affect our customers’ willingness to utilize our solutions and delay prospective customers’ purchasing decisions. Our customers may decrease their overall advertising budgets as a response to economic uncertainty, a decline in their business activity, and other macroeconomic impacts on their business or industry. Although our clients are diversified across all major industry verticals, including consumer packaged goods, financial services, telecommunications, technology, automotive and healthcare, in the event we have clients concentrated in a particular industry, our business, reputation, financial condition and operating results could be harmed.

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

We have a large and diverse customer and integration partner base. At any given time, one or more of our customers or partners may experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer or partner financial difficulties which could adversely affect us. In addition, we rely on data from third parties to invoice our clients. Our clients have in the past, and may in the future, dispute the way we calculate billing for our solutions or the data on which rely to calculate billing. If we are unable to resolve such disputes, we may lose clients or clients may decrease their use of our solutions and our financial performance and growth may be adversely affected. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks we face are heightened since (i) our programmatic and certain other partners collect payments from all of our advertiser customers utilizing their platform and remit to us such amounts on behalf of these advertiser customers and (ii) media agencies pay us on behalf of multiple customers who utilize them, each of whom are subject to independent billing and payment risks as well. Although no customer accounted for more than 10% of our revenue in 2024, two programmatic partner platforms collected approximately 22% and 14% each of our total revenue in 2024 on behalf of our advertiser customers using their platforms.

In addition, each of our customers and integration partners may have different payment methods and cycles. The timing of receipt of payment from our customers and integration partners may impact our cash flows and working capital.

Defects, errors or inaccuracies associated with our solutions could negatively impact our business, financial condition and results of operations.

The technology underlying our platform may contain material defects or errors and are subject to certain technological or scale limitations. If the data analytics we deliver to our customers are inaccurate or perceived to be inaccurate, due to defects, errors or limitations in our technology, our business may be harmed. Any inaccuracy or perceived inaccuracy in the solutions we provide could lead to consequences that adversely impact our business, financial condition and results of operations, including:

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

Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel. We have increased the size of our workforce by more than 32% since the beginning of 2023 to 1,197 employees and expect to continue to grow in the near term. We may incur significant costs to attract and retain qualified employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards. Providing equity compensation to employees through our equity compensation program is critical to maintaining our attractiveness as an employer in the technology industry. If there is volatility in our stock price, or new regulations relating to employee equity compensation, it may harm our ability to attract and retain qualified employees. New regulations that prohibit the use of certain restrictive covenants in agreements with our employees could impact our ability to retain existing employees. Further, new employees often require significant training and we may lose new or existing employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, changes to labor and immigration laws and regulations may adversely affect our access to technical and professional talent.

Competition for personnel is intense, particularly those with technological expertise and our key areas of operations, including New York, Tel Aviv, Paris, Singapore, Berlin and London. A substantial majority of our employees work for us on an at-will basis, and we may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge. Our inability to retain and attract the necessary personnel could adversely affect our business, financial condition and results of operations.

In addition, our international expansion has led to an increasing number of employees based in countries outside of North America. As a result, we may experience increased competition for employees outside of North America as the trend toward globalization continues, which may impact our employee retention and increase our compensation expenses as we endeavor to attract and retain qualified employees globally. With 499 employees based outside of the Americas as of December 31, 2024, including 136 employees in our Tel Aviv office and 93 employees in our London office, we are exposed to a number of additional country-specific risks. See “We are exposed to the risks of operating internationally.”

Increasing scrutiny and evolving expectations from customers, employees, regulators and other stakeholders with respect to our corporate social responsibility (“CSR”) practices may expose us to new or additional risks.

Customers, employees, governmental organizations, investors, proxy advisory services and other stakeholders are increasingly focused on environmental, social and governance practices. If these stakeholders assess that our CSR efforts do not meet their expectations, which may continue to evolve, or we fail (or are perceived to fail) to meet the standards we set for our organization, our reputation, hiring initiatives, employee retention and customer and supplier relationships may be adversely affected. We may also incur significant costs and resources to monitor, report, and comply with various CSR initiatives, customer requirements, laws and regulations. New laws and regulations relating to CSR matters, including sustainability, climate change, human capital and diversity, are being developed in the United States, Europe and elsewhere. These laws and regulations may require considerable investment, including through the potential adoption of target-driven frameworks or disclosure requirements. Any failure, or perceived failure, by us to adhere to CSR initiatives, comply fully with developing CSR law and regulation or failure to satisfy stakeholders with our CSR practices or the speed at which we implement them could harm our business, reputation, financial condition and operating results.

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

Our business depends, in part, on the demand for digital advertising technology. The digital advertising industry has been and may in the future be subject to reputational harm, negative media attention and public complaint relating to, among other things, the alleged lack of transparency and anti-competitive behavior among advertising technology companies. This public criticism could result in increased data privacy, anti-trust and other regulation in the digital advertising industry in the U.S. and internationally. In addition, our solutions are delivered in web browsers, mobile apps and other software environments where online advertising is displayed, and certain of these environments have announced future plans to phase out or end the use of cookies and other third-party tracking technology on their operating systems in order to provide more consumer privacy. While our core technology and solutions do not rely on persistent identifiers or cookie-based or cross-site tracking, these changes and other updates to software functionality in these environments could hurt our ability to effectively deliver our solutions and make them less effective if our solutions are restricted from operating. Moreover, in response to these changes, advertisers may alter the mix of their advertising spend towards platforms on which we offer more limited solutions or towards higher cost inventory that may result in lower impression volumes. We have also experienced significant growth in social media-related revenues and generate significant revenue from the use of our solutions on social media platforms, which have been and may in the future be the subject of avoidance campaigns or similar events, including ad boycotts on Facebook and X. Additionally, social media platforms have been subject to regulatory scrutiny in various countries and jurisdictions, including the U.S., which has in the past and could in the future result in the use of certain social media platforms being banned in those locations. Any change or decrease in the demand for digital advertising, including on social media platforms as a result of avoidance campaigns or similar events, may negatively affect the demand for and use of our solutions. If our customers significantly reduce or eliminate their digital ad spend in response to the public criticism of the digital advertising industry or its related effects, our business, financial condition and results of operations could be adversely affected.

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

We have made, and expect to continue to make, investments in AI initiatives, including generative AI to develop new products, develop new features of existing products, and enhance our solutions. For example, in August 2023, we acquired Scibids. Scibids builds AI that automates and optimizes an advertiser’s programmatic buying of digital ad campaigns. We also utilize AI and machine learning models in our classification engine and the development of our solutions. There are significant risks involved in developing and deploying AI solutions and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. Our competitors or other third parties may incorporate AI into their offerings more quickly, cost-effectively or successfully than we can, which could impair our ability to compete effectively and adversely affect our results of operations.

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material and adverse effect on our business, financial condition or results of operations. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, which could change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business and also defines a global minimum tax, calling for the taxation of large multinational corporations at a minimum rate of 15%. While the changes from these rules have not impacted our business, financial condition or results of operations to date, they could increase our effective tax rate and cash tax payments in future periods. Further, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and which may increase our tax obligations in such jurisdictions. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our revenues or results of operations do not meet the expectations of securities analysts or investors, the price of our common stock could decline. Factors that may cause fluctuations in our revenues or results of operations include:

●	our ability to retain and grow relationships with existing customers and attract new customers;
●	the loss of demand-side platforms as integration partners;
●	the timing and success of new product introductions, including the introduction of new technologies or offerings, by us, our competitors or others in the advertising marketplace;
●	changes in the pricing of our solutions or those of our competitors;
●	the evolving competitive landscape;
●	our failure to accurately estimate or control costs, including those incurred as a result of investments, other business or product development initiatives and the integration of acquired businesses;
●	multi-year commitments with minimum purchase requirements;
●	the effects of acquisitions and their integration;
●	changes and uncertainty in the regulatory environment;
●	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;
●	service outages, other technical difficulties or security breaches;
●	limitations relating to the capacity of our networks, systems and processes;
●	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel;
●	the risks associated with operating internationally; and
●	general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and digital media.

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

As of December 31, 2024, we had $427.6 million of goodwill and $289.5 million of other long-lived assets, including property, plant and equipment and intangible assets. We are required to test intangible assets and goodwill annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We did not identify any impairments of goodwill or long-lived assets for the years ended December 31, 2024 and December 31, 2023. We identified an impairment of long-lived assets of $1.5 million for the year ended December 31, 2022. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.

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

The New Revolving Credit Facility also contains covenants requiring the Credit Group a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025). The Credit Group’s ability to meet such financial ratio can be affected by events beyond our control, and we cannot assure you that the Credit Group will meet any such ratios in the future.

The New Revolving Credit Facility is secured by substantially all of the assets (subject to customary exceptions) of certain members of the Credit Group. A failure to comply with the provisions of the New Revolving Credit Facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal amount of that debt, together with accrued and unpaid interest, to be immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. If the payment of our debt is accelerated and we do not have sufficient cash available to repay such indebtedness, the lenders could enforce their security interests and liquidate some or all of the secured assets of certain members of the Credit Group to repay the outstanding principal and interest, and our stockholders could experience a partial or total loss of their investment. For more information about the New Revolving Credit Facility, see Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Providence VII U.S. Holdings L.P. owns approximately 16% of the outstanding shares of our common stock. As a result, Providence will continue to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

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

As of February 18, 2025, we had 166,011,725 shares of common stock outstanding and 78 holders of record of our common stock.

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

We did not declare or pay any dividends on our common stock in 2024, 2023 or 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table summarizes share repurchase activity for the three months ended December 31, 2024:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)(2)	Per Share (3)	Programs (1)(2)	Under the Plans or Programs (1)(2)
	(in thousands)		(in thousands)	(in thousands)
October 1 - 31	1,479	$16.90	1,479	$75,000
November 1 - 30	716	19.45	716	261,069
December 1 - 31	1,969	$19.78	1,969	$222,136
Total for the three months ended December 31, 2024	4,164		4,164

(1) On May 16, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of the Company’s outstanding common stock under the Repurchase Program. Under the Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. Refer to “Results of Operations” for further information on the Repurchase Program.

(2) On November 6, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s outstanding common stock under the New Repurchase Program, which amount is in addition to the initial Repurchase Program previously approved by the Board in May 2024. Under the New Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The New Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. Refer to “Results of Operations” for further information on the New Repurchase Program.

(3) Excludes other costs such as broker commissions and the accrued excise tax imposed by the Inflation Reduction Act of 2022 (“IRA”).

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 21, 2021, and December 31, 2024, with the comparative cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, Nasdaq Composite Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq Composite Index and Russell 3000 Index assumes reinvestments of dividends. The graph assumes the closing market price on April 21, 2021, of $36.00 per share as the initial value of our common stock. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

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

The following generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of historical items and year-to-year comparisons between 2023 and 2022 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023. References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices, with coverage spanning 110 countries where our customers activate our solutions. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to benchmark performance across all of their digital ads and optimize business outcomes in real-time.

Our company was founded in 2008 and introduced our first brand safety and suitability solution in 2010. We launched our first viewability and fraud solutions in 2013 and 2014, respectively. As the global digital advertising market has evolved, we have continued to expand our measurement capabilities and market coverage through new product innovation, increasing our international footprint and new platform partnerships. We introduced our first programmatic platform integrations in 2015, followed by our inaugural social media platform partnership in 2017, and expanded further with the launch of our CTV certification program in 2020.

We have experienced rapid growth and achieved significant profitability in recent years as evidenced by the following:

●	We generated revenue of $656.8 million for the year ended December 31, 2024 and $572.5 million for the year ended December 31, 2023, representing an increase of 15%.
●	Our net income was $56.2 million for the year ended December 31, 2024 and $71.5 million for the year ended December 31, 2023.
●	Our Adjusted EBITDA was $218.9 million for the year ended December 31, 2024 and $187.1 million for the year ended December 31, 2023. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Results of Operations — Adjusted EBITDA.”

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

We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, social platforms, and CTV, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our solutions are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change. In 2024, we estimate that approximately 44% and 56% of Media Transactions Measured within post-campaign measurement were for display and for video ad formats, respectively. In 2023, approximately 52% and 48% of Media Transactions Measured were for display and for video ad formats, respectively. In 2024, approximately 77%, 12% and 11% of Media Transactions Measured within post-campaign measurement were for mobile, desktop, and CTV devices, respectively. In 2023, approximately 78%, 17% and 5% of Media Transactions Measured were for mobile, desktop, and CTV devices, respectively. For the years ended December 31, 2024 and December 31, 2023, 9% and 8% of our revenue, respectively, was generated from our supply-side customers to validate the quality of their ad inventory. We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

We believe that there are meaningful long-term growth opportunities within the digital advertising market. We plan to continue to invest in new performance and protection solutions that increase our value proposition to customers and expand our capabilities across new and growing digital media environments, channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend. We plan to continue to invest in sales and marketing to grow our existing customer relationships and acquire new customers. In addition, we have completed six acquisitions since 2018 and maintain an active pipeline of potential M&A targets and intend to continue evaluating add-on opportunities to bolster our current solutions suite and complement our organic growth initiatives.

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

Factors Affecting Our Performance

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

Significant Growth in Digital Ad Spend. Magna Global estimated that global digital ad spend, excluding search, reached $329 billion in 2024 and is expected to grow to $448 billion by 2028. Our revenues have grown substantially as a result of the growth in digital advertising as well as the continued adoption of digital measurement solutions and analytics. As the digital advertising market has grown, advertisers have increasingly shifted their digital media spend to both programmatic and social media channels in order to directly target advertisements to achieve desired business outcomes. We have been direct beneficiaries of this growth by virtue of our integrations with leading programmatic and social media platforms. In the year ended December 31, 2024, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 13% and 27%, respectively, over the prior year period. In the year ended December 31, 2023, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 31% and 48%, respectively, over the prior year period.

Growth of Existing Customers. Our customers include many of the largest digital advertisers in the world and we have maintained exceptional customer retention with gross revenue retention rates of over 95% in each of the years ended December 31, 2024 and 2023. We define our gross revenue retention rate as the total prior year revenue earned from advertiser customers, less the portion of prior year revenue attributable to lost advertiser customers, divided by the total prior year revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Gross retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. We expect to continue to grow with our existing customers as they increase their spend on digital advertising and as we introduce new solutions across key channels, formats, devices and geographies. We have generated strong historical net revenue retention rates, with 112% for the year ended December 31, 2024 and 124% for the year ended December 31, 2023. We define our net revenue retention rate as the total current period revenue earned from advertiser customers, which were also customers during the entire most recent twelve-month period, divided by the total prior year period revenue earned from the same advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Net retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. Limitations for these metrics include limiting their usefulness as a comparative measure and the metrics not being the best indicator of our cash flows or future operating results.  You should compensate for these limitations by relying primarily on the Company’s GAAP results and using the non-GAAP financial measures only supplementally.

	Year Ended December 31,
	2024	2023
Advertiser revenue retention:
Gross revenue retention	> 95%	> 95%
Net revenue retention	112%	124%

New Solutions and Channels. We have a strong track record of developing new solutions that have high adoption rates with our existing customers. We intend to extend our solutions capabilities to new adjacencies and cover new and growing digital channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend. At the end of 2018, we launched our Authentic Brand Suitability solution that allows advertisers to create a centralized set of brand suitability controls that can be automatically deployed across multiple programmatic buying platforms and campaigns. Authentic Brand Suitability, which significantly reduces wasted ad spend, generated $199.0 million and $182.0 million of revenue in 2024 and 2023, respectively.

New Geographies. Our customer base is predominately U.S.-based today. We intend to grow our presence in international markets in order to meet the needs of our existing customers and accelerate new customer acquisition in key geographies outside of North America. With offices or commercial operations in 31 locations across 25 countries, our expansion to new geographies has helped us to win the international business of our existing customers and to establish relationships with some of the world’s largest international advertisers. As of December 31, 2024, 499 of our employees were based outside of the Americas.

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

For the years ended December 31, 2024 and 2023, we generated 91% and 92% of our revenue, respectively, from advertiser customers. Advertisers can purchase our solutions through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers and social media platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions. We have long-term relationships with many of our customers, with an average relationship of approximately eight years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base.

For the years ended December 31, 2024 and 2023, we generated 9% and 8% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Year Ended December 31,		Change	Change
	2024	2023	$	%

	(In Thousands)
Revenue by customer type:
Activation	$373,101	$328,936	$44,165	13%
Measurement	226,939	198,024	28,915	15
Supply-side	56,809	45,583	11,226	25
Total revenue	$656,849	$572,543	$84,306	15%

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

Interest expense. Interest expense consists primarily of the amortization of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility and the Company’s prior senior secured revolving credit facility, dated as of October 1, 2020 (the “Prior Revolving Credit Facility”), interest on balances that were outstanding under the Prior Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at an option of  Secured Overnight Financing Rate (“SOFR”) or Alternate Base Rate (“ABR”) plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net. Other income, net consists primarily of interest earned on interest-bearing monetary assets, gains and losses on foreign currency transactions, and change in fair value associated with contingent consideration related to our acquisitions.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables show our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,		Change	Change
	2024	2023	$	%

	(In Thousands)
Revenue	$656,849	$572,543	$84,306	15%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	116,515	106,631	9,884	9
Product development	153,046	125,376	27,670	22
Sales, marketing and customer support	167,506	125,953	41,553	33
General and administrative	92,147	87,971	4,176	5
Depreciation and amortization	45,215	40,885	4,330	11
Income from operations	82,420	85,727	(3,307)	(4)
Interest expense	1,118	1,066	52	5
Other income, net	(7,488)	(11,216)	(3,728)	(33)
Income before income taxes	88,790	95,877	(7,087)	(7)
Income tax expense	32,559	24,411	8,148	33
Net income	$56,231	$71,466	$(15,235)	(21)%

	Year Ended
	December 31,
	2024	2023

	(as % of Revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	19
Product development	23	22
Sales, marketing and customer support	26	22
General and administrative	14	15
Depreciation and amortization	7	7
Income from operations	13	15
Interest expense	—	—
Other income, net	(1)	(2)
Income before income taxes	14	17
Income tax expense	5	4
Net income	9%	12%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $84.3 million, or 15%, from $572.5 million in the year ended December 31, 2023 to $656.8 million in the year ended December 31, 2024.

Total advertiser revenue increased by $73.1 million, or 14%, driven primarily by a 19% increase in Media Transactions Measured, partially offset by a 4% decrease in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer.

Activation revenue increased by $44.2 million, or 13%, driven primarily by new customers activating our core programmatic solutions, including Scibids, as well as greater adoption of our Authentic Brand Suitability (ABS) solution.

Measurement revenue increased by $28.9 million, or 15%, driven primarily by greater adoption of our social measurement solutions across emerging platforms and formats including short-form video.

Supply-side revenue increased by $11.2 million, or 25%, driven primarily by an increase in revenue from existing and new platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $9.9 million, or 9%, from $106.6 million in the year ended December 31, 2023 to $116.5 million in the year ended December 31, 2024. The increase was due primarily to growth in Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as investments in cloud services to provide the scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $27.7 million, or 22%, from $125.4 million in the year ended December 31, 2023 to $153.0 million in the year ended December 31, 2024. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $22.1 million and an increase in third party software costs and outsourced consulting and engineering services of $5.5 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $41.6 million, or 33%, from $126.0 million in the year ended December 31, 2023 to $167.5 million in the year ended December 31, 2024. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $32.2 million to support sales and account management efforts globally, and drive continued expansion with existing and new customers. Personnel travel and entertainment expenses to support marketing and sales activities increased $3.1 million, and marketing activities, including advertising, promotions, events and other activities, increased $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, or 5%, from $88.0 million in the year ended December 31, 2023 to $92.1 million in the year ended December 31, 2024. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $9.1 million, and an increase in third party professional fees of $0.9 million, partially offset by a reduction in bad debt expenses of $5.1 million primarily related to a reserve established in the prior year in connection with outstanding amounts owed to the Company by its activation partner, MediaMath Holdings, Inc., which filed for Chapter 11 bankruptcy protection on June 30, 2023, and a decrease in general corporate insurance costs of $1.2 million.

Depreciation and Amortization

Depreciation and amortization increased by $4.3 million, or 11%, from $40.9 million in the year ended December 31, 2023 to $45.2 million in the year ended December 31, 2024. The increase was due primarily to an increase in capitalized software development costs and an increase in intangible assets related to the acquisition of Scibids.

Interest Expense

Interest expense was materially unchanged at $1.1 million in the years ended December 31, 2023 and December 31, 2024.

Other Income, Net

Other income, net decreased by $3.7 million, from $11.2 million in the year ended December 31, 2023, to $7.5 million in the year ended December 31, 2024. The decrease was primarily due to a $4.3 million increase in losses from changes in foreign exchange rates, partially offset by an increase in interest income earned on monetary assets.

Income Tax Expense

Income tax expense increased by $8.1 million, from $24.4 million in the year ended December 31, 2023 to $32.6 million in the year ended December 31, 2024. The increase was due primarily to an increase in unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation.

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

	Year Ended December 31,
	2024	2023

	(In Thousands)
Net income	$56,231	$71,466
Net income margin	9%	12%
Depreciation and amortization	45,215	40,885
Stock-based compensation	90,658	59,244
Interest expense	1,118	1,066
Income tax expense	32,559	24,411
M&A and restructuring costs (a)	537	1,262
Offering and secondary offering costs (b)	68	910
Other recoveries (c)	—	(964)
Other income (d)	(7,488)	(11,216)
Adjusted EBITDA	$218,898	$187,064
Adjusted EBITDA margin	33%	33%

(a)	M&A and restructuring costs for the year ended December 31, 2024 consist of transaction costs related to the agreement to acquire Rockerbox, Inc. M&A and restructuring costs for the year ended December 31, 2023 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the years ended December 31, 2024 and December 31, 2023 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other recoveries for the year ended December 31, 2023 consist of sublease income for leased office space.
(d)	Other income for the years ended December 31, 2024 and 2023 consists of interest income earned on interest-bearing monetary assets, changes in fair value associated with contingent consideration, and the impact of changes in foreign currency exchange rates.

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

Selected Quarterly Results of Operations

The following tables set forth our unaudited consolidated quarterly results of operations for each of the 8 quarters within the period from January 1, 2023 to December 31, 2024. Our quarterly results of operations have been prepared on the same basis as our consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair presentation of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2024	2024	2024	2023	2023	2023	2023

	(In Thousands)
Revenue	$190,621	$169,556	$155,890	$140,782	$172,231	$143,974	$133,744	$122,594
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,316	29,479	26,102	26,618	30,022	26,466	26,191	23,952
Product development	37,540	39,306	39,806	36,394	32,565	32,315	31,941	28,555
Sales, marketing and customer support	44,246	40,525	44,863	37,872	35,733	32,971	31,537	25,712
General and administrative	23,967	23,039	23,066	22,075	24,748	23,280	19,755	20,188
Depreciation and amortization	11,800	11,483	11,004	10,928	11,520	10,706	9,676	8,983
Income from operations	38,752	25,724	11,049	6,895	37,643	18,236	14,644	15,204
Interest expense	300	353	233	232	275	288	247	256
Other expense (income), net	1,073	(4,225)	(2,064)	(2,272)	(4,373)	(1,633)	(2,476)	(2,734)
Income before income taxes	37,379	29,596	12,880	8,935	41,741	19,581	16,873	17,682
Income tax expense	13,979	11,395	5,406	1,779	8,636	6,234	4,034	5,507
Net income	$23,400	$18,201	$7,474	$7,156	$33,105	$13,347	$12,839	$12,175

The following table sets forth our unaudited consolidated results of operations for the specified periods as a percentage of revenue:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2024	2024	2024	2023	2023	2023	2023

	(as % of Revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	17	17	19	17	18	20	20
Product development	20	23	26	26	19	22	24	23
Sales, marketing and customer support	23	24	29	27	21	23	24	21
General and administrative	13	14	15	16	14	16	15	16
Depreciation and amortization	6	7	7	8	7	7	7	7
Income from operations	20	15	7	5	22	13	11	12
Interest expense	—	—	—	—	—	—	—	—
Other expense (income), net	1	(2)	(1)	(2)	(3)	(1)	(2)	(2)
Income before income taxes	20	17	8	6	24	14	13	14
Income tax expense	7	7	3	1	5	4	3	4
Net income	12%	11%	5%	5%	19%	9%	10%	10%

Note: Percentages may not sum due to rounding.

The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2024	2024	2024	2024	2023	2023	2023	2023

	(In Thousands)
Net income	$23,400	$18,201	$7,474	$7,156	$33,105	$13,347	$12,839	$12,175
Net income margin	12%	11%	5%	5%	19%	9%	10%	10%
Depreciation and amortization	11,800	11,483	11,004	10,928	11,520	10,706	9,676	8,983
Stock-based compensation	22,752	22,950	24,715	20,241	16,473	15,791	15,167	11,813
Interest expense	300	353	233	232	275	288	247	256
Income tax expense	13,979	11,395	5,406	1,779	8,636	6,234	4,034	5,507
M&A and restructuring costs (recoveries)	537	—	(11)	11	(359)	921	700	—
Offering and secondary offering costs	—	—	10	58	315	286	122	187
Other recoveries	—	—	—	—	(164)	(267)	(266)	(267)
Other expense (income)	1,073	(4,225)	(2,064)	(2,272)	(4,373)	(1,633)	(2,476)	(2,734)
Adjusted EBITDA	$73,841	$60,157	$46,767	$38,133	$65,428	$45,673	$40,043	$35,920
Adjusted EBITDA margin	39%	35%	30%	27%	38%	32%	30%	29%

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of December 31, 2024, the Company had cash and cash equivalents of $292.8 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $162.7 million. As of December 31, 2023, the Company had cash of $310.1 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $139.0 million.

Our short-term and long-term principal commitments consist of non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services and hardware providers.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of December 31, 2024, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors.”

Debt Obligations

On March 10, 2023, we initiated a borrowing of $50.0 million under the Prior Revolving Credit Facility and subsequently repaid $50.0 million on March 17, 2023. As of December 31, 2023, there was no outstanding debt under the Prior Revolving Credit Facility.

On August 12, 2024, the Company entered into the Credit Agreement providing for the New Revolving Credit Facility with available borrowings of $200.0 million, which matures on the Revolving Termination Date. Subject to certain terms and conditions, the Company is entitled to request incremental facilities (including term, revolving and/or letter of credit facilities. The New Revolving Credit Facility replaces in full the Company’s Prior Revolving Credit Facility.

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

The New Revolving Credit Facility also requires us to remain in compliance with a maximum total net leverage ratio of 4.5x as at the last day of each fiscal quarter, which will officially commence with the fiscal quarter ending March 31, 2025.

As of December 31, 2024, there was no outstanding debt under the New Revolving Credit Facility.

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

During the year ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock for an aggregate repurchase amount of $128.0 million under the Repurchase Program.

In January 2025, the Company repurchased 1.1 million shares of its common stock for an aggregate repurchase amount of $22.2 million. As of February 27, 2025, the $150.0 million authorized for repurchase under the Repurchase Program was fully utilized.

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

As of February 27, 2025, $200.0 million remained available and authorized for repurchase under the New Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023

	(In Thousands)
Cash flows provided by operating activities	$159,664	$119,741
Cash flows (used in) investing activities	(44,841)	(84,249)
Cash flows (used in) provided by financing activities	(129,450)	6,489
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,889)	338
(Decrease) increase in cash, cash equivalents and restricted cash	$(16,516)	$42,319

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

For the year ended December 31, 2024, cash provided by operating activities was $159.7 million, attributable to net income of $56.2 million, adjusted for non-cash charges of $130.2 million and a $26.8 million use of cash from changes in operating assets and liabilities. Non-cash charges consisted primarily of $45.2 million in depreciation and amortization, $90.7 million in stock-based compensation, and $5.0 million in bad debt expense, offset by $21.7 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $38.1 million increase in trade receivables, prepaid expenses and other assets due mainly to increases in sales and prepayments, offset by a $11.3 million increase in trade payables, and accrued expenses and other liabilities.

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

Investing Activities

For the year ended December 31, 2024, cash used in investing activities was $44.8 million, including $17.7 million attributable to net investments in short-term financial instruments and $27.1 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

For the year ended December 31, 2023, cash used in investing activities was $84.2 million, including $67.2 million attributable to the acquisition of Scibids and $17.0 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the year ended December 31, 2024, cash used in financing activities of $129.5 million was due primarily to $128.0 million related to shares repurchased under the Repurchase Program.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expected to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

For Activation revenue, our customers can elect to use our solutions for evaluating the quality of advertising they are considering purchasing. Customers purchase our social activation solutions directly from us, and our programmatic activation solutions through Demand-Side Platforms that manage ad campaign auctions and inventories on their behalf. We enter into product integration agreements with our Demand-Side Platform partners. In these arrangements, the customer pays a Measured Transaction Fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange. We recognize revenue over time when we satisfy a performance obligation by transferring promised services to a customer.

For Measurement revenue, our contracts with our customers typically consist of the various ad measurement solutions that we offer. Included in these solutions is access to our software platform that allows customers to access and manage their data related to our solutions. We deliver our solutions together when media transactions are measured and primarily charge a contractually fixed Measured Transaction Fee per 1,000 impressions on the number of Media Transactions Measured. We recognize revenue over time when we satisfy a performance obligation by transferring promised services to a customer.

For Supply-side revenue, we offer to our supply-side platform partners arrangements to measure all ads on their platform. These arrangements are typically subscription-based with minimum guarantees, and are recognized on a straight-line basis over the term of the contract, generally spanning from one to three years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure. Overages give rise to variable consideration that is allocated to the distinct periods to which the overage relates.

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

For transactions that involve third parties, the Company evaluates which party in the arrangement obtains control of the Company’s services (and is therefore the Company’s customer), which impacts whether the Company reports revenue as the gross amounts paid by the advertiser through the Demand-Side Platform or the net amount paid by the Company’s Demand-Side Platform partners. For certain arrangements, customers may purchase the Company’s solutions through a Demand-Side Platform that manages various ad campaign auctions and inventory on behalf of the advertisers. Customers elect to use the Company’s solutions for evaluating the quality of advertising inventory up for bid on an advertising exchange. The ability to provide these solutions to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s solutions available to advertisers. In these arrangements, the customer pays a Measured Transaction Fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange. In these transactions, the Company transfers control of the Company’s services directly to the advertiser (who is the Company’s customer) and therefore revenue is recognized for the gross amount paid by the advertiser for the Company’s services. Specifically, the Company transfers control of the data that is influencing the purchasing decisions directly to the customer and the Company is primarily responsible for providing these services to the customer. That is, control of these services (or a right to these services) does not transfer to the Demand-Side Platform before they are transferred to the Company’s customers. Further, the Company has latitude in establishing the sales price with those customers as there is a fixed retail rate card that is included in the product integration agreements with the Demand-Side Platforms or are governed by contracts in place directly with the customers. Accordingly, the Company records revenue for the gross amounts of the Measured Transaction Fees paid by advertisers for these services and records the amounts retained by the Demand-Side Platforms as a cost of revenue.

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

The Company has a single reporting unit. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margins and cash flows, useful lives, discount rates and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. As of October 1, 2024, there were no impairment indicators of goodwill, with no impairment indicators present as of December 31, 2024. For each of the years ended December 31, 2024 and December 31, 2023, there were no impairments related to our intangible assets.

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

In November 2020, private placement investors invested in the Company at a total enterprise value (the “Total Enterprise Value”) based on arm’s length negotiations, which resulted in a per share valuation of $17.22, adjusted for the reverse stock split (“Concurrent Private Placement”). The Total Enterprise Value represented an equity value of our common stock of approximately 14 times historical revenue for the last twelve months (“LTM Revenue”), less a discount for the lack of marketability of our common stock (“Liquidity Discount”). Based on the Total Enterprise Value and our board of directors’ belief that it is customary and standard practice for high growth companies in the Company’s industry to use a revenue multiplier to value a company, our board of directors determined that the most appropriate representation of the value of the Company was to attribute value based on LTM Revenue multiplied by 14, less a Liquidity Discount. The LTM Revenue utilized in the per share valuation was the twelve months ended September 30, 2020, which was the most recent month ended prior to the Company entering into a definitive agreement for the Concurrent Private Placement and the most recent historical financial information provided to the Concurrent Private Placement investors.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate sensitivities. Our cash, cash equivalents and short-term investments as of December 31, 2024, December 31, 2023 and December 31, 2022 consisted of $310.6 million, $310.1 million and $267.8 million, respectively, in bank deposits, treasury bills, treasury notes and money market funds. Such interest-earning instruments carry a degree of interest rate risk. However, we believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments. As of December 31, 2024, December 31, 2023 and December 31, 2022, we had $0, respectively, in variable rate debt outstanding. The New Revolving Credit Facility entered into on August 12, 2024 matures in August 2029 and bears interest at either a SOFR plus an applicable margin ranging from 2.00% to 2.75% per annum, or the ABR plus an applicable margin ranging from 1.00% to 1.75% (at the Company’s option) per annum. As of December 31, 2024, we have no outstanding variable rate indebtedness and have $200.0 million of availability under the New Revolving Credit Facility.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in primarily U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. Movements in foreign currency exchange rates versus the U.S. dollar did not have a material effect on our revenue for 2024. A hypothetical 10% change in exchange rates versus the U.S. dollar would not have resulted in a material change to our 2024 earnings. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

DOUBLEVERIFY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DoubleVerify Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue - Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As described in Note 3 of the consolidated financial statements, the Company recorded $657 million of total revenue for the year ended December 31, 2024, comprised of Measurement, Activation, and Supply-side arrangements.

Revenue generated from the Company’s Measurement arrangements was $227 million. The Company’s Measurement revenue consists of fees earned on a high volume of individually low monetary-value transactions, sourced from multiple systems, databases, and other tools. The initiation, processing, and recording of Measurement revenue is highly automated and is based on contractual terms with advertisers.

In addition, the Company enters into customer arrangements with non-standard terms and conditions including material free products and/or include both Measurement and Activation services. These non-standard terms require the Company to apply incremental judgements to determine the distinct performance obligations and the timing of revenue recognition.

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

In addition, the related audit effort in evaluating management's judgments in determining revenue recognition for the non-standard customer arrangements across all revenue types was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s Measurement revenue included the following, amongst others:

●	With the assistance of our IT specialists, we:
o	Identified the relevant systems used to calculate and record revenue transactions.

o	Tested the effectiveness of general IT controls over the relevant systems, including testing of user access controls, change management controls, and IT operations controls.

o	Tested the effectiveness of system interface controls and automated controls within the relevant revenue streams.

o	Tested the effectiveness of controls to reconcile the relevant systems to the Company's general ledgers.

●	We created data visualizations to evaluate recorded revenue and evaluated trends in the transactional revenue data.

●	We selected a sample of transactions and initiated additional transactions and traced the transactions through the Company’s proprietary systems.

●	We selected a sample of transactions and agreed the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.

Our audit procedures related to the Company’s non-standard customer arrangements included the following, amongst others:

●	We tested the effectiveness of controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the estimation of variable consideration.
●	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
o	Evaluated management's identification and accounting treatment of distinct performance obligations in the contract terms.
o	To the extent a contract did not represent a single distinct performance obligation, we tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices of similar goods or services.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DoubleVerify Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

DoubleVerify Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2024	2023
Assets:
Current assets
Cash and cash equivalents	$292,820	$310,131
Short-term investments	17,805	—
Trade receivables, net of allowances for doubtful accounts of $9,003 and $9,442 as of December 31, 2024 and December 31, 2023, respectively	226,225	206,941
Prepaid expenses and other current assets	22,201	15,930
Total current assets	559,051	533,002
Property, plant and equipment, net	70,195	58,020
Operating lease right-of-use assets, net	67,721	60,470
Goodwill	427,621	436,008
Intangible assets, net	110,356	140,883
Deferred tax assets	35,488	13,077
Other non‑current assets	5,778	1,571
Total assets	$1,276,210	$1,243,031
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$11,598	$12,932
Accrued expense	54,532	44,264
Operating lease liabilities, current	11,048	9,029
Income tax liabilities	15,592	5,833
Current portion of finance lease obligations	2,512	2,934
Other current liabilities	8,200	8,863
Total current liabilities	103,482	83,855
Operating lease liabilities, non-current	77,297	71,563
Finance lease obligations	812	2,865
Deferred tax liabilities	8,509	8,119
Other non‑current liabilities	2,651	2,690
Total liabilities	192,751	169,092
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 174,003 shares issued and 167,069 outstanding as of December 31, 2024; 1,000,000 shares authorized, 171,168 shares issued and 171,146 outstanding as of December 31, 2023	174	171
Additional paid‑in capital	974,383	878,331
Treasury stock, at cost, 6,934 shares and 22 shares as of December 31, 2024 and December 31, 2023, respectively	(131,620)	(743)
Retained earnings	255,214	198,983
Accumulated other comprehensive loss, net of income taxes	(14,692)	(2,803)
Total stockholders’ equity	1,083,459	1,073,939
Total liabilities and stockholders’ equity	$1,276,210	$1,243,031

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$656,849	$572,543	$452,418
Cost of revenue (exclusive of depreciation and amortization shown separately below)	116,515	106,631	77,866
Product development	153,046	125,376	95,118
Sales, marketing and customer support	167,506	125,953	107,416
General and administrative	92,147	87,971	78,666
Depreciation and amortization	45,215	40,885	34,328
Income from operations	82,420	85,727	59,024
Interest expense	1,118	1,066	905
Other income, net	(7,488)	(11,216)	(1,249)
Income before income taxes	88,790	95,877	59,368
Income tax expense	32,559	24,411	16,100
Net income	$56,231	$71,466	$43,268
Earnings per share:
Basic	$0.33	$0.43	$0.26
Diluted	$0.32	$0.41	$0.25
Weighted‑average common stock outstanding:
Basic	170,515	167,803	163,882
Diluted	175,076	173,435	170,755
Comprehensive income:
Net income	$56,231	$71,466	$43,268
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(11,889)	3,523	(5,555)
Total comprehensive income	$44,342	$74,989	$37,713

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid‑in	Retained	Loss,	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balances as of January 1, 2022	162,347	$162	50	$(1,802)	$717,228	$84,249	$(771)	$799,066
Foreign currency translation adjustment	—	—	—	—	—	—	(5,555)	(5,555)
Shares repurchased for settlement of employee tax withholdings	—	—	402	(10,244)	—	—	—	(10,244)
Stock-based compensation expense	—	—	—	—	42,787	—	—	42,787
Common stock issued to non-employees	4	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	1,518	2	—	—	5,801	—	—	5,803
Common stock issued upon vesting of restricted stock units	1,488	1	—	—	(1)	—	—	—
Common stock issued under employee purchase plan	91	—	—	—	1,734	—	—	1,734
Treasury stock reissued upon settlement of equity awards	—	—	(421)	11,250	(11,250)	—	—	—
Net income	—	—	—	—	—	43,268	—	43,268
Balances as of December 31, 2022	165,448	165	31	(796)	756,299	127,517	(6,326)	876,859
Foreign currency translation adjustment	—	—	—	—	—	—	3,523	3,523
Shares repurchased for settlement of employee tax withholdings	—	—	142	(4,586)	—	—	—	(4,586)
Issuance of common stock as consideration for acquisition	1,642	2	—	—	52,935	—	—	52,937
Stock-based compensation expense	—	—	—	—	60,351	—	—	60,351
Common stock issued under employee purchase plan	105	—	—	—	2,723	—	—	2,723
Common stock issued upon exercise of stock options	2,634	3	—	—	10,663	—	—	10,666
Common stock issued upon vesting of restricted stock units	1,339	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(151)	4,639	(4,639)	—	—	—
Net income	—	—	—	—	—	71,466	—	71,466
Balances as of December 31, 2023	171,168	171	22	(743)	878,331	198,983	(2,803)	1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(11,889)	(11,889)
Shares repurchased for settlement of employee tax withholdings	—	—	248	(5,822)	—	—	—	(5,822)
Stock-based compensation expense	—	—	—	—	92,821	—	—	92,821
Common stock issued under employee purchase plan	230	—	—	—	3,531	—	—	3,531
Common stock issued upon exercise of stock options	408	—	—	—	3,315	—	—	3,315
Common stock issued upon vesting of restricted stock units	2,197	3	—	—	(3)	—	—	—
Shares repurchased under the Repurchase Program	—	—	6,787	(128,667)	—	—	—	(128,667)
Treasury stock reissued upon settlement of equity awards	—	—	(123)	3,612	(3,612)	—	—	—
Net income	—	—	—	—	—	56,231	—	56,231
Balances as of December 31, 2024	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities:
Net income	$56,231	$71,466	$43,268
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	4,993	10,075	5,033
Depreciation and amortization expense	45,215	40,885	34,328
Amortization of debt issuance costs	442	294	294
Non-cash lease expense	7,164	6,727	7,339
Deferred taxes	(21,653)	(25,046)	(19,581)
Stock-based compensation expense	90,658	59,244	42,307
Interest expense, net	60	68	107
Loss on disposal of fixed assets	—	5	1,353
Impairment of long-lived assets	—	—	1,510
Change in fair value of contingent consideration	—	(1,193)	—
Other	3,338	492	87
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	(26,702)	(43,691)	(49,765)
Prepaid expenses and other assets	(11,352)	(5,591)	9,094
Trade payables	(1,067)	5,476	2,884
Accrued expenses and other liabilities	12,337	530	16,604
Net cash provided by operating activities	159,664	119,741	94,862
Investing activities:
Purchase of property, plant and equipment	(27,149)	(17,009)	(39,981)
Acquisition of businesses, net of cash acquired	—	(67,240)	—
Purchase of short-term investments	(99,629)	—	—
Proceeds from maturity of short-term investments	81,937	—	—
Net cash used in investing activities	(44,841)	(84,249)	(39,981)
Financing activities:
Proceeds from revolving credit facility	—	50,000	—
Payments to revolving credit facility	—	(50,000)	—
Payment of contingent consideration related to Zentrick acquisition	—	—	(3,247)
Proceeds from common stock issued upon exercise of stock options	3,315	10,666	5,803
Proceeds from common stock issued under employee purchase plan	3,531	2,723	1,734
Payments related to offering costs	—	—	(6)
Finance lease payments	(2,475)	(2,314)	(1,924)
Shares repurchased under the Repurchase Program	(127,999)	—	—
Shares repurchased for settlement of employee tax withholdings	(5,822)	(4,586)	(10,244)
Net cash (used in) provided by financing activities	(129,450)	6,489	(7,884)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,889)	338	(784)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,516)	42,319	46,213
Cash, cash equivalents, and restricted cash—Beginning of period	310,257	267,938	221,725
Cash, cash equivalents, and restricted cash—End of period	$293,741	$310,257	$267,938

Cash and cash equivalents	$292,820	$310,131	$267,813
Restricted cash - current (included in Prepaid expenses and other current assets on the Consolidated Balance Sheets)	33	126	125
Restricted cash - non-current (included in Other non-current assets on the Consolidated Balance Sheets)	888	—	—
Total cash and cash equivalents and restricted cash	$293,741	$310,257	$267,938
Supplemental cash flow information:
Cash paid for taxes	$41,929	$60,883	$12,351
Cash paid for interest	$479	$714	$554
Non‑cash investing and financing transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$14,091	$2,547	$71,979
Acquisition of equipment under finance lease	$—	$5,479	$—
Capital assets financed by accounts payable and accrued expenses	$6	$261	$12
Stock-based compensation included in capitalized software development costs	$2,140	$1,103	$480
Accrued excise tax on net share repurchases	$668	$—	$—
Common stock issued in connection with acquisition	$—	$52,937	$—
Liabilities for contingent consideration	$—	$1,193	$—

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

The Company was incorporated on August 16, 2017 and is registered in the state of Delaware. The Company is headquartered in New York, New York and has wholly-owned subsidiaries in numerous jurisdictions, including Israel, the United Kingdom, the United Arab Emirates, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, Finland, Italy and India, and operates in one reportable segment.

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

Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to: revenue recognition criteria, including the determination of principal versus agent revenue considerations, operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease, income taxes, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, assumptions in valuing acquired assets and liabilities assumed in business combinations, the allowance for doubtful accounts, and assumptions used in determining the fair value of stock-based compensation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. These estimates are based on the information available as of the date of the Consolidated Financial Statements.

Segment Reporting

The Company’s operating segments are determined based on the units that constitute a business for which discrete financial information is available and for which operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”). The CODM is the highest level of management responsible for assessing the Company’s overall performance and making operational decisions. The Company operates in one single operating and reportable segment. Refer to Footnote 17, Segment Information, for further information.

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

The carrying amounts of Trade receivables, net of allowances for doubtful accounts, Short-term investments, Prepaid expenses and other current assets, Trade payables, Accrued Expenses and Other current liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency

A majority of the Company’s revenues are generated in U.S. dollars. In addition, most of the Company’s costs are denominated and determined in U.S. dollars. Thus, the reporting currency of the Company is the U.S. dollar.

The functional currency of the Company’s foreign subsidiaries is generally the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end exchange rates. Income statement items are translated at the average monthly rates for the year. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive loss, net of income taxes and is included in the Consolidated Statements of Stockholders’ Equity.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents in treasury bills, treasury notes, money market funds and savings accounts to reduce its exposure to market risk.

Short-term Investments

Debt Securities

The Company’s accounting for debt securities varies depending on the legal form of the security, our intended holding period for the security, and the nature of the transaction. Investments in marketable debt securities include U.S. treasury bills and U.S. treasury notes. The Company considers all of its marketable debt securities as available for use in current operations and, therefore, classifies these securities as Short-term investments on the Consolidated Balance Sheets. Marketable debt securities are classified as available-for-sale and are initially recorded at fair value. Unrealized gains and losses related to available-for-sale debt securities are recorded as a separate component of Other comprehensive income, net of tax on the Consolidated Statements of Operations and Comprehensive Income until realized. Interest on marketable debt securities classified as available-for-sale is included as a component of Other income, net on the Consolidated Statements of Operations and Comprehensive Income. Refer to Footnote 8, Fair Value Measurement, for further information.

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”). The Company uses ASC 326 to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (realized loss recorded in earnings) or non-credit related (unrealized loss).

Trade Receivables Net of Allowances for Doubtful Accounts

Trade receivables are non-interest bearing and are stated at gross invoice amounts. A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations, such that only the passage of time is required before consideration is due, regardless of whether amounts are billed or unbilled. Included in Trade receivables, net of allowances for doubtful accounts on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced. The Company bills trade receivables one month in arrears.

The Company utilizes an expected loss methodology for its trade receivables and the related allowance for doubtful accounts. In addition, the Company continues to evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms.

Write-offs of trade receivables are taken in the period when the Company has exhausted its efforts to collect overdue and unpaid receivables or otherwise has evaluated other circumstances that indicate that the Company should abandon such efforts.

The following table presents changes in the trade receivables allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$9,442	$8,893	$6,527
Add: bad debt expense	4,993	10,075	5,033
Less: write offs, net of recoveries	(5,432)	(9,526)	(2,667)
Ending balance	$9,003	$9,442	$8,893

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets on the Consolidated Balance Sheets consist primarily of prepaid taxes, other general prepaid expenses, prepaid insurance, and value added tax assets. Any expenses paid prior to the related services being rendered are recorded as prepaid expenses and amortized over the period of service.

Restricted Cash

Restricted cash represents amounts pledged as collateral for certain agreements with third parties. Upon satisfying the terms of the relevant agreements, the funds are expected to be released and available for use by the Company. Restricted cash is recorded in the Consolidated Balance Sheets in Prepaid expenses and other current assets or Other non-current assets, depending on if such funds will be released and available for use by the Company within the next twelve months.

As of December 31, 2024 and 2023, the Company had less than $0.1 million and $0.1 million of restricted cash, respectively, recorded in Prepaid expenses and other current assets.

As of December 31, 2024, the Company had $0.9 million of restricted cash recorded in Other non-current assets. As of December 31, 2023, the Company had no restricted cash recorded in Other non-current assets.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Computers and peripheral equipment	3 - 5 years
Office furniture and equipment	4 - 7 years
Leasehold improvements	Remaining lease term

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

Capitalized Software

Capitalized software, which is included in Property, plant and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits, which includes stock-based compensation, for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company’s products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is 3 years. During the years ended December 31, 2024 and 2023, the Company capitalized $20.3 million and $14.5 million in internal-use software cost, respectively. Amortization expense was $9.8 million, $7.3 million, and $5.5 million on capitalized internal-use software costs during the years ended December 31, 2024, 2023 and 2022, respectively. This is included within Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income.

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

The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in Operating lease right-of-use assets, net, and Operating lease liabilities, current and noncurrent, within the accompanying Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Current portion of finance lease obligations, and Finance lease obligations within the accompanying Consolidated Balance Sheets. Refer to Footnote 7, Leases, for further information.

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

Intangible Assets, Net

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of the Company’s finite-lived intangible assets are as follows:

Trademarks and brands	15 years
Customer relationships	10 - 14 years
Developed technology	4 - 8 years

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

Debt Issuance Costs

The New Revolving Credit Facility (as defined in Footnote 9, Long-term Debt) includes debt issuance costs that meet the definition of an asset and are recorded in the Consolidated Balances Sheets in Other non-current assets. Debt issuance costs for the New Revolving Credit Facility are amortized to interest expense over the contractual term of the underlying debt instrument on a straight-line basis through the maturity date of the New Revolving Credit Facility on August 12, 2029. As of December 31, 2024 and 2023, remaining debt issuance costs were $2.0 million and $0.5 million, respectively.

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

The major sources of revenue include Activation, Measurement, and Supply-side.

Activation and Measurement Revenue

For Activation revenue, customers can elect to use the Company’s solutions for evaluating the quality and performance of advertising inventory they are considering purchasing. Advertisers purchase the Company’s social activation solutions direct and programmatic activation solutions through Demand Side Platforms that manage ad campaign auctions and inventories on their behalf on an advertising exchange. The ability to provide the Company’s programmatic solutions to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s solutions available to advertisers. In these arrangements, the customer pays a fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange.

For Measurement revenue, advertisers can purchase the Company’s solutions to measure the quality and performance of ads purchased directly from digital properties, including publishers and social media platforms. Advertisers are provided access to the Company’s platform through the Company’s proprietary self-service software that provides the Company’s customers with access to data on all their digital ads and enables them to make changes to their ad strategies. In these arrangements, the customer pays a fee to the Company based on the ads measured.

For Activation and Measurement revenues, contracts with multiple performance obligations typically consist of services aimed to help advertisers evaluate and ensure the success of a brand campaign by measuring authentic impressions. These services are generally delivered together as impressions are measured. For these services, each impression is distinct and has the same pattern of transfer to the customer. Revenue is recognized over time, as the Company is providing services that the customer is continuously consuming and receiving benefit from or upon completion of the service. The Company considers primarily the “right to invoice” practical expedient appropriate in the context of the Company’s contracts as this directly corresponds to the value of the Company’s performance to date. In this case, the Company’s pricing structure is (1) solely variable on the basis of the customer’s usage of the Company’s services, (2) is priced at a fixed rate per usage and (3) gives the entity the right to invoice the customer for its usage as it occurs.

Certain customers receive cash-based incentives, credits, or discounts on the pricing of products or services once specific volume thresholds have been met. For the years ended December 31, 2024 and 2023, the Company had a liability for customer incentives of $7.9 million and $8.4 million, respectively, included in Other current liabilities in the Consolidated Balance Sheets.

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

Supply-Side

Supply-Side revenues consist of arrangements with publishers and other supply-side customers to provide them with software solutions and data analytics to enable them to maximize revenue from their digital advertising inventory. Certain arrangements include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure. Such revenues are recognized on an input method time-elapsed basis, as the Company is providing services that the customer is continuously consuming and receiving benefit from, and such recognition best depicts the transfer of control to the customer. Overages give rise to variable consideration that is allocated to the distinct periods to which the overage relates.

Transactions that Involve Third Parties

For transactions that involve third parties, the Company evaluates which party in the arrangement obtains control of the Company’s services (and is therefore the Company’s customer), which impacts whether the Company reports as revenue the gross amounts paid by the advertiser through the Demand-Side Platform or the net amount paid by the Company’s Demand-Side Platform partners. For certain arrangements, advertisers (“customers”) may purchase the Company’s service offering through a Demand-Side Platform that manages various ad campaign auctions and inventory on behalf of the advertisers. Customers elect to use the Company’s service of evaluating the quality and performance of advertising inventory up for bid on an advertising exchange. The ability to provide these solutions to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s solutions available to advertisers. In these arrangements, the customer pays a fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange. In these transactions, the Company transfers control of the Company’s services directly to the advertiser (who is the Company’s customer) and therefore revenue is recognized for the gross amount paid by the advertiser for the Company’s services. Specifically, the Company transfers control of the data that is influencing the purchasing decisions directly to the customer and the Company is primarily responsible for providing these services to the customer. That is, control of these services (or a right to these services) does not transfer to the Demand-Side Platform before they are transferred to the Company’s customers. Further, the Company has latitude in establishing the sales price with those customers as there is a fixed retail rate card that is included in the product integration agreements with the Demand-Side Platforms or are governed by contracts in place with the customers. Accordingly, the Company records revenue for the gross amounts paid by advertisers for these services and records the amounts retained by the Demand-Side Platforms as a cost of revenue.

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables) and are included in Trade receivables, net of allowance for doubtful accounts.

Costs to Fulfill or Obtain a Contract

The Company recognizes direct fulfillment costs as an expense when incurred. These costs include commission programs to compensate employees for generating sales orders under the Company’s master services agreements or integration agreements, and are included in Sales, marketing, and customer support. The Company did not incur incremental costs to obtain contracts during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Sales, marketing and customer support expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs, and allocated overhead expenses for the Company’s sales, marketing and customer support personnel. Sales, marketing, and customer support expense also include costs for market development programs, advertising costs, attendance at events and trade shows, promotional and other marketing activities. Advertising costs include expenses associated with direct marketing but exclude the costs of attendance at events and trade shows. Advertising costs were $0.2 million in December 31, 2024. Advertising costs were $0.1 million in each of the years ended December 31, 2023 and 2022. Commissions costs are expensed as incurred.

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and other overhead expenses associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting, tax, and legal professional service fees, rent, bad debt expense and other overhead expense related to human resource and finance activities, as well as other corporate costs.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of Cash and cash equivalents, Short-term investments and Trade receivables, net of allowances for doubtful accounts.

The Company maintains cash deposits with financial institutions that, from time to time, exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Cash and cash equivalents are maintained with several financial institutions domestically and internationally. The combined account balances held on deposit at each institution typically exceed federally insured limits and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of insurable amounts. The Company monitors this credit risk and makes adjustments to the concentrations as necessary.

The Company’s Short-term investments consist of highly liquid investments in money market funds and U.S. treasury securities. The Company believes no significant concentration of credit risk exists with respect to these investments.

With respect to trade receivables, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. No single customer accounted for more than 10% of trade receivables for the years ended December 31, 2024 and 2023. With respect to revenues, no single customer accounted for more than 10% of revenues for the years ended December 31, 2024, 2023 and 2022.

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

Certain grants of stock options to executives contain certain vesting conditions, whereby, subject to the option holders continued employment with the Company, the awards vested upon the date Providence received cumulative cash proceeds in respect of its investment in the Company equal to two times its aggregate cash investment in the Company. This is a market condition, but the requirement that the award vest on the basis of sufficient proceeds distributed to Providence represents a performance condition. Refer to Footnote 13, Stock-Based Compensation, for further information.

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

Recently Adopted Accounting Pronouncements

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented. The Company adopted ASU 2023-07 effective January 1, 2024 using the retrospective approach.

Refer to Footnote 17, Segment Information, for further information.

Recently Issued Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company is currently in the process of evaluating the impact of this ASU on the Company’s Consolidated Financial Statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which expands annual and interim disclosure requirements to include specific information about certain costs and expenses in the notes to its financial statements. The objective of ASU 2024-03 is to provide disaggregated information about a public business entity's expenses to help investors better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this ASU on the Company’s Consolidated Financial Statements.

3. Revenue

The following table disaggregates revenue between advertiser customers, where revenue is generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Activation	$373,101	$328,936	$251,198
Measurement	226,939	198,024	157,908
Supply-side	56,809	45,583	43,312
Total revenue	$656,849	$572,543	$452,418

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $62.7 million and $55.0 million as of December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

As of December 31, 2024, the Company had $31.3 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $56.8 million, or 8.6% of the Company’s total revenue for the year ended December 31, 2024. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The Company and the Zentrick selling stockholders reached an agreement for the early termination of the Zentrick Deferred Payment Terms and resolution of the contingent payments due for both the technical milestones and revenue targets. On February 16, 2022, pursuant to the terms of the Zentrick Early Termination Agreement, the Company made a payment of $5.6 million to the Zentrick selling stockholders.

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

The following table summarizes the components of the purchase price that constitutes the consideration transferred:

(in thousands)
Cash, net of cash acquired	$66,940
Common stock issued in connection with the acquisition	52,937
Fair value of contingent consideration	1,193
Total	$121,070

The fair value of the Company’s common stock issued (1,642 shares of common stock) as consideration in the transaction was determined on the basis of market prices of our common stock available on August 14, 2023, the trading day on the acquisition date.

The total purchase price of $121.1 million, net of cash acquired, includes measurement period adjustments of $0.3 million recorded during the year ended December 31, 2024. The effect of these adjustments on the preliminary purchase price allocation was a decrease to the purchase consideration of $0.3 million and a corresponding decrease recorded to Goodwill on the Consolidated Balance Sheets.

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

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$1,705
Trade receivables	5,197
Prepaid expenses	50
Other assets	1,382
Intangible assets:
Technology	18,000
Customer relationships	15,000
Total intangible assets	33,000
Goodwill	90,368
Total assets acquired	$131,702
Liabilities:
Trade payables	$530
Other liabilities	1,259
Deferred tax liability	7,138
Total liabilities assumed	8,927
Total purchase consideration	$122,775
Cash acquired	(1,705)
Purchase consideration, net of cash acquired	$121,070

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

5. Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from January 1, 2023 through December 31, 2024:

(in thousands)
Goodwill as of January 1, 2023	$343,011
Business combinations (Scibids)	90,668
Foreign exchange impact	2,329
Goodwill as of December 31, 2023	436,008
Measurement period adjustments	(300)
Foreign exchange impact	(8,087)
Goodwill as of December 31, 2024	$427,621

The Company completed its analyses for each of the years ended December 31, 2024, 2023 and 2022 and determined that there was no impairment of Goodwill.

The following table summarizes the Company’s intangible assets and related accumulated amortization:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,732	$(5,966)	$5,766	$11,734	$(5,140)	$6,594
Customer relationships	159,919	(76,961)	82,958	161,173	(62,955)	98,218
Developed technology	91,556	(69,924)	21,632	93,013	(56,942)	36,071
Non-compete agreements	—	—	—	66	(66)	—
Total intangible assets	$263,207	$(152,851)	$110,356	$265,986	$(125,103)	$140,883

Amortization expense related to intangible assets amounted to $28.7 million, $28.1 million, and $25.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future expected amortization expense of intangible assets as of December 31, 2024 is as follows:

(in thousands)
2025	$26,524
2026	21,770
2027	17,915
2028	14,859
2029	12,507
Thereafter	16,781
Total	$110,356

The weighted-average remaining useful life by major asset classes as of December 31, 2024 is as follows:

(In years)
Trademarks and brands	8
Customer relationships	6
Developed technology	1

There were no impairments of Intangible assets identified during the years ended December 31, 2024, 2023 and 2022.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Computers and peripheral equipment	$27,552	$25,013
Office furniture and equipment	4,943	3,170
Leasehold improvements	36,757	32,595
Capitalized software development costs	55,131	35,039
Less accumulated depreciation and amortization	(54,188)	(37,797)
Total property, plant and equipment, net	$70,195	$58,020

For the years ended December 31, 2024, 2023 and 2022 total depreciation expense was $16.5 million, $12.8 million and $9.2 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $17.8 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accumulated depreciation related to property and equipment under finance lease obligations totaled $15.0 million and $12.9 million, respectively, refer to Footnote 7, Leases.

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

There were no impairments of Property, plant and equipment identified during the years ended December 31, 2024, 2023 and 2022.

7. Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Lease cost:
Operating lease cost (1)	$11,463	$10,359	$10,922
Finance lease cost
Depreciation of finance lease assets (2)	2,098	1,770	1,191
Interest on finance lease liabilities (3)	212	223	139
Short-term lease cost (1)	1,208	1,058	1,080
Sublease income (1)	—	(978)	(622)
Total lease cost	$14,981	$12,432	$12,710

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$10,471	$7,641	$5,367
Operating cash outflows from finance leases	$240	$155	$132
Financing cash outflows from finance leases	$2,475	$2,314	$1,924
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	11.8	13.6
Weighted-average remaining lease term - finance leases (in years)	1.4	2.2
Weighted-average discount rate - operating leases	4.8%	4.6%
Weighted-average discount rate - finance leases	5.5%	5.3%

Maturities of lease liabilities as of December 31, 2024 are as follows:

	December 31, 2024
(in thousands)	Operating Leases	Finance Leases
2025	$11,763	$2,649
2026	10,750	819
2027	10,123	—
2028	8,878	—
2029	8,713	—
Thereafter	67,153	—
Total lease payments	117,380	3,468
Less amount representing interest	(29,035)	(144)
Present value of total lease payments	$88,345	$3,324

As of December 31, 2024, the Company has entered into additional international office space leases that have not yet commenced with contractual commitments of $1.7 million. These operating leases will commence in fiscal year 2025 with lease terms of one to three years.

There were no impairments of Operating lease right-of-use assets identified during the years ended December 31, 2024 and 2023, respectively.

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

8. Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of December 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$67,645	$—	$—	$67,645
Short-term investments	$17,805	$—	$—	$17,805

As of December 31, 2023
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$61,463	$—	$—	$61,463

Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds for a total of $67.6 million and $61.5 million as of December 31, 2024 and 2023, respectively.

Short-term investments consisted of treasury bills and treasury notes of $17.8 million as of December 31, 2024. As of December 31, 2024, all of the Company’s Short-term investments are contractually due within one year.

As of December 31, 2024 and 2023, the amortized cost of the Company’s treasury bills and treasury notes approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the years ended December 31, 2024 and 2023.

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

There was no activity for contingent consideration during the year ended December 31, 2024. Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)
Balance as of January 1, 2022	$1,717
Payments during the year	(1,717)
Balance as of December 31, 2022	—
Fair value at date of acquisition	1,193
Fair value adjustments	(1,193)
Balance as of December 31, 2023	$—

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

9. Long-term Debt

On August 12, 2024, DoubleVerify Inc., as borrower (the “Borrower”) and DoubleVerify Midco, Inc. (“Midco”), as holdings (“Holdings”), entered into a credit agreement with the banks and other financial institutions party thereto, as lenders and letter of credit issuers, and JPMorgan Chase Bank, N.A., as administrative agent, letter of credit issuer and swing lender (the “Credit Agreement”), to provide for a new senior secured revolving credit facility (the “New Revolving Credit Facility”) in an aggregate principal amount of $200.0 million (with a letter of credit facility of up to a $20.0 million sublimit), which matures on August 12, 2029 (the “Revolving Termination Date”). Subject to certain terms and conditions, the Borrower is entitled to request incremental facilities (including term, revolving and/or letter of credit facilities).

The New Revolving Credit Facility replaces in full the Company’s prior senior secured revolving credit facility provided under the Second Amended and Restated Credit Agreement, dated as of October 1, 2020 as amended by the First Amendment, dated as March 29, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified (the “Prior Revolving Credit Facility”).

The loans under the New Revolving Credit Facility, at the Borrower's option, bear interest at either a Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate (“ABR”). In the case of SOFR loans, for each day during each interest period with respect thereto, a rate per annum equal to Term SOFR (as defined in the Credit Agreement) determined for such day plus an applicable margin ranging from 2.00% to 2.75% per annum (depending on the total net leverage ratio of Holdings and its subsidiaries (the “Credit Group”)). In the case of ABR loans, a rate per annum equal to ABR (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75% per annum (depending on the total net leverage ratio of the Credit Group). The Term SOFR rate is subject to a “floor” of 0.00% per annum. The New Revolving Credit Facility is payable in monthly or quarterly installments for interest, with the principal balance due in full at the Revolving Termination Date, subject to customary events of default as defined by the Credit Agreement.

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

During the three months ended March 31, 2023, the Company borrowed and repaid $50.0 million on the Prior Revolving Credit Facility. As of December 31, 2024 and 2023, there was no outstanding debt under the New Revolving Credit Facility or the Prior Revolving Credit Facility, respectively.

10. Income Tax

The components of income before income tax provision were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$65,774	$91,018	$54,162
Foreign	23,016	4,859	5,206
Income before income taxes	$88,790	$95,877	$59,368

Income tax provision was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$31,492	$35,225	$20,599
State	16,893	12,848	14,435
Foreign	5,798	1,399	711
Total current tax provision	$54,183	$49,472	$35,745
Deferred
Federal	$(16,154)	$(17,694)	$(15,467)
State	(4,451)	(6,806)	(4,324)
Foreign	(1,019)	(561)	146
Total deferred tax benefit	$(21,624)	$(25,061)	$(19,645)
Income tax provision	$32,559	$24,411	$16,100

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	10.0	5.1	9.7
Tax credits	(4.8)	(2.1)	(5.6)
Foreign tax effects	2.5	0.5	0.2
Non‑deductible items and other	0.4	0.4	1.5
Changes in tax reserves	—	(0.8)	1.7
Provision to return adjustment	(0.9)	1.7	(1.2)
Transaction costs	0.1	0.3	—
Global Intangible Low Tax Income	3.2	1.1	1.0
Foreign-Derived Intangible Income	(2.1)	(2.9)	—
Non-deductible officers' compensation	4.0	1.8	2.7
Stock-based compensation	3.1	(0.5)	(3.9)
Effective tax rate	36.5%	25.6%	27.1%

Income Tax Provision

The Company’s effective tax rate for the year ended December 31, 2024 was higher than the U.S. federal statutory income tax rate primarily due to the impact of state tax effects and other permanent book-tax differences, including non-deductible executive compensation and stock-based compensation. For the year ended December 31, 2023, the Company’s effective tax rate was higher than the U.S. federal statutory income tax rate primarily due to the impact of state and foreign tax effects. For the year ended December 31, 2022, the Company’s effective tax rate was higher than the U.S. federal statutory income tax rate primarily due to the impact of state and foreign taxes and other permanent book-tax differences including non-deductible executive compensation and stock-based compensation.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The following table details the components of deferred tax assets and liabilities as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$1,762	$2,327
Accrued expenses and other	4,295	5,271
Stock compensation	10,089	6,140
Capitalized costs	42,841	31,542
Lease liability	21,468	21,071
Net operating losses	2,873	3,719
Gross deferred tax assets	83,328	70,070
Valuation allowance	(636)	(636)
Net deferred tax assets	$82,692	$69,434
Deferred tax liabilities:
ROU asset	$(15,771)	$(15,464)
Purchased intangibles	(30,110)	(38,360)
Depreciation and amortization	(9,832)	(10,652)
Total deferred tax liabilities	(55,713)	(64,476)
Net deferred tax asset	$26,979	$4,958

The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax on the undistributed earnings from the Company’s international subsidiaries as such earnings are considered to be indefinitely reinvested.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer immediately deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement temporarily increases our deferred tax assets and cash tax liabilities.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases. The CAMT is effective for tax years beginning after December 31, 2022, but the CAMT has not had an effect upon the Company through December 31, 2024. The excise tax on stock repurchases applies to stock repurchases occurring after December 31, 2022.

Tax Valuation Allowance

The Company’s deferred tax assets and liabilities are primarily connected to purchased intangibles, book to tax differences in depreciation and amortization, capitalized R&D costs, book and tax differing treatment of accruals, net operating losses, and differing timing of stock compensation deductions. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. As of December 31, 2024, (i) the Company’s taxable temporary differences will provide sufficient US future taxable income to realize the US deferred tax assets and (ii) the Company’s projected future pre-tax book income in the US and respective foreign countries is expected to provide sufficient taxable income to realize the deferred tax assets within each jurisdiction’s respective statutory carryforward period. Based on this analysis, the Company has concluded that it is more likely than not that the Company will realize most of its US and foreign deferred taxes assets. A valuation allowance is assessed on a small amount of foreign capital losses and US tax loss carryforwards that are subject to specific usage limitations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2024, the Company had a Federal net operating loss carryforward of approximately $5.3 million and a state net operating loss carryforward of approximately $4.9 million. Of these carryforwards, there were approximately $3.4 million of Federal net operating losses, of which $0.6 million were acquired with the OpenSlate acquisition in 2021. In addition, the Company had loss carryforwards for various foreign countries where the Company has business operations. Of these carryforwards, as of December 31, 2024, the Company had approximately $6.1 million of German net operating losses that were acquired with the Meetrics acquisition in 2021 and approximately $1.0 million of French net operating losses that were acquired with the Scibids acquisition in 2023. The remaining aggregate amount of foreign loss carryover is not significant as of December 31, 2024. Federal net operating loss carryforwards can be used to offset against taxable income in the future and begin to expire in 2031. The Company utilized approximately $0.6 million and $3.4 million of Federal and state net operating loss carryforwards, respectively, in 2024. Utilization of Federal net operating loss carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforwards are subject to the annual limitation under Section 382 of the Internal Revenue Code.

Uncertain Tax Positions

The Company’s income tax returns are open to examination by federal and state authorities for the tax years ended December 31, 2021 and later. However, the Company believes that its tax positions are all highly certain of being upheld upon examination and intends to defend those positions if challenged by the Internal Revenue Service (“IRS”) or another taxing jurisdiction.

The Company and its subsidiaries file income tax returns with the IRS in various state and international jurisdictions. The Company’s Israeli subsidiary recently concluded an audit by the Israeli Tax Authority for the 2021 and later tax years. The audit was resolved in 2024 with an income tax assessment of $0.6 million additional tax due. Also, the audit by the Commonwealth of Massachusetts for the Company’s U.S. subsidiary for the 2019 and 2020 tax years was resolved in 2024 with an assessment of $0.1 million additional tax due. Aside from the aforementioned, the Company is not currently under audit in any other jurisdiction.

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $2.7 million as of December 31, 2024 and 2023, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.2 million and $2.3 million as of December 31, 2024 and 2023, respectively, and include the federal tax benefit of state deductions. The Company anticipates that an R&D credit unrecognized tax benefit will reverse during the next year due to the expiration of statutes of limitation.

Changes in the Company’s unrecognized tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Beginning balance	$2,690	$3,415
Increase related to tax positions of prior years	287	62
Increase related to tax positions of the current year	433	250
Decrease due to lapse in statutes of limitations	(759)	(1,037)
Ending balance	$2,651	$2,690

11. Employee Contribution Plan

The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company’s contributions costs are based on contributions made to the plan at the Company’s discretion and were $3.0 million, $2.5 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12. Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net Income (basic and diluted)	$56,231	$71,466	$43,268
Denominator:
Weighted‑average common shares outstanding	170,515	167,803	163,882
Dilutive effect of stock based awards	4,561	5,632	6,873
Weighted‑average dilutive shares outstanding	175,076	173,435	170,755
Basic earnings per share	$0.33	$0.43	$0.26
Diluted earnings per share	$0.32	$0.41	$0.25

Approximately 4.0 million, 7.7 million, and 5.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation for the years ended December 31, 2024, 2023 and 2022, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the year ended December 31, 2024 is as follows:

	Stock Option
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of January 1, 2024	9,992	$17.01	6.91	$197,598
Options granted	—	—
Options exercised	(531)	6.25
Options forfeited	(90)	30.38
Outstanding as of December 31, 2024	9,371	$17.49	5.93	$57,646
Options expected to vest as of December 31, 2024	1,503	$26.81	7.72	$1
Options exercisable as of December 31, 2024	7,822	$15.65	5.57	$57,645

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the year ended December 31, 2024. During the year ended December 31, 2024, 97 stock options were exercised and 1,276 market-based and performance-based stock options remain outstanding as of December 31, 2024.

There were no stock options granted during the year ended December 31, 2024. The weighted average grant date fair value of options granted for the years ended December 31, 2023 and 2022 was $12.57 and $12.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.8 million, $75.6 million and $34.3 million, respectively.

The fair market value of each option granted for the years presented has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2024	2023	2022
Risk‑free interest rate (percentage)	—	3.6	2.0 - 3.7
Expected term (years)	—	6.1	6.1
Expected dividend yield (percentage)	—	—	—
Expected volatility (percentage)	—	46.5	42.8 - 46.0

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the years ended December 31, 2024, 2023 and 2022.

RSUs

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the year ended December 31, 2024 is as follows:

	RSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of January 1, 2024	4,720	$28.03
Granted	3,402	30.10
Vested	(2,197)	29.16
Forfeited	(440)	29.86
Outstanding as of December 31, 2024	5,485	$28.71

The total grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $64.1 million, $37.6 million and $35.3 million, respectively.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $28.19 and $24.75, respectively.

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the year ended December 31, 2024 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of January 1, 2024	480	$41.31
Granted	186	41.28
Vested	—	—
Forfeited	(11)	37.92
Performance adjustments	(263)	38.92
Outstanding as of December 31, 2024	392	$43.00

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The weighted average grant date fair value of PSUs granted during the year ended December 31, 2023 was $41.31.

The fair market value of TSR PSUs granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

	2024	2023
Risk‑free interest rate (percentage)	3.9 - 4.1	3.9 - 4.1
Expected dividend yield (percentage)	—	—
Expected volatility (percentage)	46.7	46.7

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Income was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Product development	$34,802	$22,955	$15,030
Sales, marketing and customer support	27,804	18,299	14,265
General and administrative	28,052	17,990	13,012
Total stock‑based compensation	$90,658	$59,244	$42,307

As of December 31, 2024, unrecognized stock-based compensation expense was $161.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

ESPP

In March 2021, the Board approved the Company’s 2021 ESPP. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended.

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

Purchases are accomplished through participation in discrete offering periods. The ESPP is available to most of the Company’s employees. The current offering period began on December 1, 2024 and will end on May 31, 2025. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

Under the ESPP, eligible employees are able to acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Company employees are generally eligible to participate in the ESPP if they have completed six months of continuous service with the Company as of the last day of the enrollment period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their eligible compensation, up to a $25 annual contribution limit. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the applicable offering period. Employees are required to hold shares purchased for minimum of six months following the purchase date. An employee’s participation automatically ends upon termination of employment for any reason. A participant may cancel enrollment or lower their contributions once during an offering period, but no later than 30 days before the end of an offering period. Upon the termination of an employee’s participation in the ESPP, payroll deductions will be stopped and refunded.

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to ESPP totaled $1.1 million, $0.8 million and $0.6 million for years ended December 31, 2024, 2023 and 2022, respectively.

14. Stockholders’ Equity

The Company had 1,000,000 shares of authorized common stock, par value $0.001 per share, as of December 31, 2024 and 2023. Holders of the Company’s common stock are entitled: (1) to cast one vote for each share held of record on all matters submitted to a vote of the stockholders; (2) to receive, on a pro rata basis, dividends and distributions, if any, that the Board of Directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and (3) upon the Company’s liquidation, dissolution or winding-up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.  The Company’s ability to pay dividends on its common stock is subject to the discretion of the Board of Directors.

The Company had 100,000 shares of authorized preferred stock, par value $0.01 per share. Because the Board of Directors has the power to establish the preferences and rights of the shares of any additional series of preferred stock, it may afford holders of any preferred stock preferences, powers and rights, including voting and dividend rights, senior to the rights of holders of the Company’s common stock. The Company did not issue any preferred stock during the years ended December 31, 2024 and 2023. There are no outstanding shares of preferred stock as of December 31, 2024 and 2023.

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

During the year ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock for an aggregate repurchase amount of $128.0 million under the Repurchase Program, which included immaterial amounts of broker commissions. The repurchase amounts included in the Consolidated Statements of Stockholders’ Equity includes immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2024, $22.1 million remained available and authorized for repurchase under the Repurchase Program. Activity under the Repurchase Program was recognized in the Consolidated Balance Sheets on a trade-date basis. Refer to Footnote 18, Subsequent Events, for further information.

New Repurchase Program

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

As of December 31, 2024, $200.0 million remained available and authorized for repurchase under the New Repurchase Program.

15. Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(in thousands)	2024	2023
Vendor payments	$10,272	$6,286
Employee commissions and bonuses	24,465	20,809
Payroll and other employee related expense	10,938	10,602
401k and pension expense	3,486	2,982
Other taxes	5,371	3,585
Total accrued expense	$54,532	$44,264

Other Income, Net

The components of Other income, net recorded in the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$(12,744)	$(10,841)	$(2,305)
Change in fair value of contingent consideration	—	(1,193)	—
Foreign currency exchange loss	5,324	855	1,102
Other miscellaneous income, net	(68)	(37)	(46)
Other income, net	$(7,488)	$(11,216)	$(1,249)

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

17. Segment Information

The Company’s CODM, the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM primarily uses consolidated net income as the measure of segment profit or loss in assessing performance by comparing current results to prior periods and making decisions such as resource allocations related to operations.

The CODM is provided with the segment expenses included in consolidated Net income and reflected in the Consolidated Statements of Operations and Comprehensive Income, and in the accompanying Notes to Consolidated Financial Statements, to manage the Company’s operations.

Property and equipment, net (excluding capitalized software development costs) and Operating lease right-of-use assets, net presented by principal geographic area, were as follows:

	As of December 31,
(in thousands)	2024	2023
United States	$87,427	$93,248
International	21,645	6,676
Total	$109,072	$99,924

The Company has not disclosed certain geographic information pertaining to revenues as it is impracticable to disclose and is not utilized by the Company’s CODM to review operating results or make decisions about how to allocate resources.

18. Subsequent Events

In January 2025, the Company repurchased 1.1 million shares of its common stock for an aggregate repurchase amount of $22.2 million, which included immaterial amounts of broker commissions. As of February 27, 2025, the $150.0 million authorized for repurchase under the Repurchase Program was fully utilized and $200.0 million remained available and authorized for repurchase under the New Repurchase Program.

On February 26, 2025, the Company announced an agreement to acquire Rockerbox, Inc. ("Rockerbox") for $85.0 million in cash, subject to customary adjustments. Rockerbox’s unified marketing measurement platform provides actionable insights powered by Multi-Touch Attribution, Media Mix Modeling and Incrementality Testing solutions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has implemented internal controls over significant processes specific to Scibids that we believe are appropriate in the integration of its operations, systems, and control activities. Scibids was incorporated into our annual assessment of internal controls over financial reporting for our fiscal year ending December 31, 2024.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be included in our proxy statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024 (the "Proxy Statement") and is incorporated herein by reference.

The Company maintains an insider trading policy applicable to the Company and its directors, officers, employees and other covered persons, and has implemented procedures in connection therewith, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8 herein.

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the notes of the Consolidated Financial Statements in Part II, Item 8 herein.

3. Exhibits

Except as otherwise noted below, the exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, dated April 23, 2021	8-K	001-40349	3.1	April 26, 2021
3.2	Amended and Restated Bylaws, currently in effect	8-K	001-40349	3.2	April 26, 2021
4.1	Description of Securities	10-K	001-40349	4.1	March 8, 2022
4.2	Form of Common Stock Certificate	S-1/A	333-254380	4.1	April 12, 2021
10.1	Credit Agreement, dated as of August 12, 2024, among DoubleVerify Inc., as borrower, DoubleVerify Midco, Inc. as guarantor, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-40349	10.1	August 13, 2024
10.2#	Employment Agreement with Nicola Allais, dated October 25, 2017	S-1	333-254380	10.2	March 17, 2021
10.3#	Employment Agreement with Matthew McLaughlin, dated December 31, 2020	S-1	333-254380	10.3	March 17, 2021
10.4#	Employment Agreement with Andy Grimmig, dated March 23, 2020	S-1	333-254380	10.4	March 17, 2021
10.5#	Employment Agreement with Mark Zagorski, dated July 1, 2020	S-1	333-254380	10.5	March 17, 2021
10.6#	Employment Agreement with Julie Eddleman, dated January 26, 2021	S-1	333-254380	10.7	March 17, 2021
10.7#	Form of Director Indemnification Agreement	S-1/A	333-254380	10.8	April 12, 2021
10.8#	2017 Omnibus Equity Incentive Plan	S-1	333-254380	10.9	March 17, 2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.9#	Form of Nonqualified Stock Option Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.10	March 17, 2021
10.10#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.11	March 17, 2021
10.11#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Directors	S-1	333-254380	10.12	March 17, 2021
10.12#	Nonqualified Stock Option Award Agreement between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.13	March 17, 2021
10.13#	Nonqualified Stock Option Award Agreement between Pixel Group Holdings Inc. and Laura Desmond under the 2017 Omnibus Equity Incentive Plan, dated September 20, 2017	S-1	333-254380	10.14	March 17, 2021
10.14#	Restricted Stock Unit Award Agreement (Upfront Time RSUs) between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.15	March 17, 2021
10.15#	Restricted Stock Unit Award Agreement between DoubleVerify Holdings, Inc. and Julie Eddleman under the 2017 Omnibus Equity Incentive Plan, dated January 26, 2021	S-1	333-254380	10.18	March 17, 2021
10.16#	2021 Omnibus Equity Incentive Plan	S-8	333-255374	4.3	April 20, 2021
10.17#	2021 Employee Stock Purchase Plan	S-8	333-255374	4.4	April 20, 2021
10.18	Registration Rights Agreement by and among DoubleVerify Holdings, Inc., Providence VII U.S. Holdings L.P. and the other stockholders of DoubleVerify Holdings, Inc. listed on Schedule I thereto, dated as of April 19, 2021	8-K	001-40349	10.1	April 26, 2021
10.19	Stockholder’s Agreement, by and between DoubleVerify Holdings, Inc. and Providence VII U.S. Holdings L.P., dated as of April 20, 2021	8-K	001-40349	10.2	April 26, 2021
10.20	Common Stock Purchase Agreement by and among DoubleVerify Holdings, Inc. and Tiger Global Investments, L.P., dated as of April 9, 2021	S-1/A	333-254380	10.24	April 12, 2021
10.21#	Executive Transition and Separation Agreement, by and among Matthew McLaughlin, DoubleVerify Inc. and DoubleVerify Holdings, Inc., dated January 14, 2022	8-K	001-40349	10.1	January 19, 2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.22#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.22	March 8, 2022
10.23#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.23	March 8, 2022
10.24#	DoubleVerify Holdings, Inc. Deferred Compensation Plan	10-K	001-40349	10.24	March 8, 2022
10.25#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.25	March 1, 2023
10.26#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.26	March 1, 2023
10.27#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan	10-K	001-40349	10.27	February 28, 2024
10.28	Guarantee Agreement, dated as of August 12, 2024, between DoubleVerify Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-40349	10.2	August 13, 2024
19.1†	DoubleVerify Holdings, Inc. Policy on Trading in Securities
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney (contained on signature page)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
97.1	DoubleVerify Holdings, Inc. Clawback Policy	10-K	001-40349	97.1	February 28, 2024
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated: February 27, 2025

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

Signature	Title	Date

/s/ MARK ZAGORSKI Mark Zagorski	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/s/ NICOLA ALLAIS Nicola Allais	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025

/s/ R. DAVIS NOELL	Director	February 27, 2025
R. Davis Noell

/s/ LAURA B. DESMOND Laura B. Desmond	Director	February 27, 2025

/s/ LUCY STAMELL DOBRIN Lucy Stamell Dobrin	Director	February 27, 2025

/s/ SUNDEEP JAIN Sundeep Jain	Director	February 27, 2025

/s/ ROSIE PEREZ Rosie Perez	Director	February 27, 2025

/s/ GARY SWIDLER Gary Swidler	Director	February 27, 2025

/s/ KELLI TURNER	Director	February 27, 2025
Kelli Turner

/s/ SCOTT WAGNER	Director	February 27, 2025
Scott Wagner