Form 10-Q
period 2025-03-31
DoubleVerify Holdings, Inc.
filed 2025-05-08
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 162,502,601 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission (“SEC”), on February 27, 2025, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2025	December 31, 2024
Assets:
Current assets
Cash and cash equivalents	$156,360	$292,820
Short-term investments	17,934	17,805
Trade receivables, net of allowances for doubtful accounts of $8,578 and $9,003 as of March 31, 2025 and December 31, 2024, respectively	213,358	226,225
Prepaid expenses and other current assets	34,140	22,201
Total current assets	421,792	559,051
Property, plant and equipment, net	85,994	70,195
Operating lease right-of-use assets, net	68,062	67,721
Goodwill	504,762	427,621
Intangible assets, net	121,865	110,356
Deferred tax assets	35,363	35,488
Other non-current assets	11,157	5,778
Total assets	$1,248,995	$1,276,210
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$12,620	$11,598
Accrued expenses	42,297	54,532
Operating lease liabilities, current	11,934	11,048
Income tax liabilities	23,800	15,592
Current portion of finance lease obligations	7,206	2,512
Other current liabilities	15,656	8,200
Total current liabilities	113,513	103,482
Operating lease liabilities, non-current	76,805	77,297
Finance lease obligations	9,399	812
Deferred tax liabilities	8,351	8,509
Other non-current liabilities	8,494	2,651
Total liabilities	216,562	192,751
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 174,773 shares issued and 162,478 outstanding as of March 31, 2025; 1,000,000 shares authorized, 174,003 shares issued and 167,069 outstanding as of December 31, 2024	175	174
Additional paid-in capital	998,666	974,383
Treasury stock, at cost, 12,295 shares and 6,934 shares as of March 31, 2025 and December 31, 2024, respectively	(216,784)	(131,620)
Retained earnings	257,575	255,214
Accumulated other comprehensive loss, net of income taxes	(7,199)	(14,692)
Total stockholders’ equity	1,032,433	1,083,459
Total liabilities and stockholders' equity	$1,248,995	$1,276,210

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$165,061	$140,782
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,966	26,618
Product development	44,717	36,394
Sales, marketing and customer support	43,701	37,872
General and administrative	26,527	22,075
Depreciation and amortization	12,387	10,928
Income from operations	6,763	6,895
Interest expense	420	232
Other income, net	(3,179)	(2,272)
Income before income taxes	9,522	8,935
Income tax expense	7,161	1,779
Net income	$2,361	$7,156
Earnings per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted-average common stock outstanding:
Basic	165,117	171,306
Diluted	168,941	176,124
Comprehensive income:
Net income	$2,361	$7,156
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	7,493	(4,625)
Total comprehensive income	$9,854	$2,531

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Loss	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under the Repurchase Program and New Repurchase Program	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	$175	12,295	$(216,784)	$998,666	$257,575	$(7,199)	$1,032,433

Balance as of January 1, 2024	171,168	$171	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(4,625)	(4,625)
Shares repurchased for settlement of employee tax withholdings	—	—	48	(1,792)	—	—	—	(1,792)
Stock-based compensation expense	—	—	—	—	20,718	—	—	20,718
Common stock issued upon exercise of stock options	153	—	—	—	1,695	—	—	1,695
Common stock issued upon vesting of restricted stock units	435	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(38)	1,389	(1,389)	—	—	—
Net income	—	—	—	—	—	7,156	—	7,156
Balance as of March 31, 2024	171,756	$172	32	$(1,146)	$899,354	$206,139	$(7,428)	$1,097,091

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Operating activities:
Net income	$2,361	$7,156
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	983	907
Depreciation and amortization expense	12,387	10,928
Amortization of debt issuance costs	109	74
Non-cash lease expense	1,874	1,569
Deferred taxes	(3,367)	(3,963)
Stock-based compensation expense	24,342	20,241
Interest expense, net	299	64
Loss on disposal of fixed assets	89	—
Other	(704)	677
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	14,766	9,626
Prepaid expenses and other assets	(10,530)	(5,218)
Trade payables	337	55
Accrued expenses and other liabilities	(5,283)	(10,342)
Net cash provided by operating activities	37,663	31,774
Investing activities:
Purchase of property, plant and equipment	(6,286)	(6,393)
Purchase of short-term investments	—	(32,211)
Acquisition of businesses, net of cash acquired	(82,578)	—
Other investing activities	(1,000)	—
Net cash used in investing activities	(89,864)	(38,604)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	222	1,695
Finance lease payments	(525)	(815)
Shares repurchased under the Repurchase Program and New Repurchase Program	(82,240)	—
Shares repurchased for settlement of employee tax withholdings	(3,210)	(1,792)
Net cash used in financing activities	(85,753)	(912)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,526	(377)
Net decrease in cash, cash equivalents, and restricted cash	(136,428)	(8,119)
Cash, cash equivalents, and restricted cash - Beginning of period	293,741	310,257
Cash, cash equivalents, and restricted cash - End of period	$157,313	$302,138

Cash and cash equivalents	$156,360	$302,017
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	34	121
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	919	—
Total cash and cash equivalents and restricted cash	$157,313	$302,138
Supplemental cash flow information:
Cash paid for taxes	$2,366	$1,324
Cash paid for interest	$41	$74
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$1,815	$6,207
Acquisition of equipment under finance lease	$13,805	$—
Capital assets financed by accounts payable and accrued expenses	$98	$45
Stock-based compensation included in capitalized software development costs	$744	$471
Accrued excise tax on net share repurchases	$732	$—

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024, the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Recently Issued Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company is currently in the process of evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40) (“ASU 2024-03”), which expands annual and interim disclosure requirements to include specific information about certain costs and expenses in the notes to its financial statements. The objective of ASU 2024-03 is to provide disaggregated information about a public business entity's expenses to help investors better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this ASU on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Activation	$95,172	$79,322
Measurement	53,430	49,275
Supply-side	16,459	12,185
Total revenue	$165,061	$140,782

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $57.8 million and $62.7 million as of March 31, 2025 and December 31, 2024, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Remaining Performance Obligations

As of March 31, 2025, the Company had $35.9 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $16.5 million, or 10.0% of the Company’s total revenue for the three months ended March 31, 2025. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

4.      Business Combinations

Rockerbox, Inc.

On March 13, 2025, the Company acquired all of the outstanding stock of Rockerbox, Inc. (“Rockerbox”), a global leader in marketing attribution. The acquisition enhances DoubleVerify’s suite of data solutions, advancing the Company’s capabilities in end-to-end media performance measurement and AI-powered activation. The total purchase price was $82.6 million, net of cash acquired.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$2,131
Trade receivables	1,597
Prepaid expenses	195
Other assets	1
Escrow assets	6,000
Deferred tax assets (liabilities)	(3,123)
Intangible assets:
Technology	11,000
Customer relationships	6,700
Total intangible assets	17,700
Goodwill	71,936
Total assets acquired	$96,437
Liabilities:
Trade payables	$504
Deferred revenue	4,584
Other liabilities	640
Escrow liabilities	6,000
Total liabilities assumed	11,728
Total purchase consideration	$84,709
Cash acquired	(2,131)
Purchase consideration, net of cash acquired	$82,578

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The acquired intangible assets of Rockerbox will be amortized over their estimated useful lives. Accordingly, customer relationships will be amortized over ten years and developed technology will be amortized over four years. The weighted-average useful life of the acquired intangible assets is 6.3 years. The Company recognized a deferred tax liability of $3.1 million in relation to the intangible assets acquired. The deferred tax liability recognized in relation to the acquisition of Rockerbox was recorded in Deferred tax assets within the Condensed Consolidated Balance Sheets due to jurisdictional netting requirements.

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $1.2 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2025.

The goodwill associated with Rockerbox includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the future generations of technology assets, and the ability to grow the Company through adding additional customer relationships or new solutions in the future.

The preliminary allocations of the purchase price for Rockerbox are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying Condensed Consolidated Financial Statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date.

The acquisition of Rockerbox was immaterial to the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2024 to March 31, 2025:

(in thousands)
Goodwill at December 31, 2024	$427,621
Business combinations (Rockerbox)	71,936
Foreign exchange impact	5,205
Goodwill at March 31, 2025	$504,762

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,733	$(6,154)	$5,579	$11,732	$(5,966)	$5,766
Customer relationships	167,426	(80,676)	86,750	159,919	(76,961)	82,958
Developed technology	103,487	(73,951)	29,536	91,556	(69,924)	21,632
Total intangible assets	$282,646	$(160,781)	$121,865	$263,207	$(152,851)	$110,356

Amortization expense related to intangible assets for the three months ended March 31, 2025 and March 31, 2024 was $7.2 million and $7.3 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of March 31, 2025 is as follows:

(in thousands)
2025 (for remaining nine months)	$22,061
2026	25,237
2027	21,319
2028	18,160
2029	13,606
2030	6,888
Thereafter	14,594
Total	$121,865

The weighted-average remaining useful life by major asset classes as of March 31, 2025 is as follows:

(In years)
Trademarks and brands	8
Customer relationships	6
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the three months ended March 31, 2025 and March 31, 2024.

6.     Property, Plant and Equipment

Property, plant and equipment, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Computers and peripheral equipment	$41,572	$27,552
Office furniture and equipment	5,219	4,943
Leasehold improvements	37,220	36,757
Capitalized software development costs	61,154	55,131
Less accumulated depreciation and amortization	(59,171)	(54,188)
Total property, plant and equipment, net	$85,994	$70,195

For the three months ended March 31, 2025 and March 31, 2024, total depreciation expense was $5.2 million and $3.6 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $31.6 million and $17.8 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, accumulated depreciation related to property and equipment under finance lease obligations totaled $16.0 million and $15.0 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the three months ended March 31, 2025 and March 31, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in thousands)	2025	2024
Lease cost:
Operating lease cost (1)	$2,880	$2,637
Finance lease cost:
Depreciation of finance lease assets (2)	969	619
Interest on finance lease liabilities (3)	171	64
Short-term lease cost (1)	297	317
Total lease cost	$4,317	$3,637

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,837	$2,516
Operating cash outflows from finance leases	$41	$74
Financing cash outflows from finance leases	$525	$815
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of March 31, 2025 and 2024, respectively:

	March 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	11.4	12.9
Weighted-average remaining lease term - finance leases (in years)	2.6	2.1
Weighted-average discount rate - operating leases	4.9%	4.7%
Weighted-average discount rate - finance leases	5.9%	5.4%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of March 31, 2025 were as follows:

	March 31, 2025
(in thousands)	Operating Leases	Finance Leases
2025 (for remaining nine months)	$9,371	$6,381
2026	11,747	5,856
2027	10,548	5,037
2028	9,103	740
2029	8,986	—
2030	7,181	—
Thereafter	59,976	—
Total lease payments	116,912	18,014
Less amount representing interest	(28,173)	(1,409)
Present value of total lease payments	$88,739	$16,605

There were no impairments of Operating lease right-of-use assets identified during the three months ended March 31, 2025 and March 31, 2024.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of March 31, 2025
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$43,929	$—	$—	$43,929
Short-term investments	$17,934	$—	$—	$17,934

	As of December 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$67,645	$—	$—	$67,645
Short-term investments	$17,805	$—	$—	$17,805

Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $43.9 million and $67.6 million as of March 31, 2025 and December 31, 2024, respectively.

Short-term investments consisted of treasury bills and treasury notes of $17.9 million and $17.8 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, all of the Company’s Short-term investments were contractually due within one year.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of March 31, 2025 and December 31, 2024, the amortized cost of the Company’s treasury bills and treasury notes approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the three months ended March 31, 2025.

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2025.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of March 31, 2025 and December 31, 2024, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three months ended March 31, 2025, the Company recorded an income tax provision of $7.2 million, resulting in an effective tax rate of 75.1%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes. During the three months ended March 31, 2024, the Company recorded an income tax provision of $1.8 million, resulting in an effective tax rate of 19.9%.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net Income (basic and diluted)	$2,361	$7,156
Denominator:
Weighted-average common shares outstanding	165,117	171,306
Dilutive effect of share-based awards	3,824	4,818
Weighted-average dilutive shares outstanding	168,941	176,124
Basic earnings per share	$0.01	$0.04
Diluted earnings per share	$0.01	$0.04

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 10.2 million and 6.2 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2025 and March 31, 2024, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the three months ended March 31, 2025 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2024	9,371	$17.49	5.93	$57,646
Options granted	—	—
Options exercised	(76)	2.86
Options forfeited	(131)	32.23
Outstanding as of March 31, 2025	9,164	$17.40	5.68	$29,966
Options expected to vest as of March 31, 2025	1,208	$26.63	7.54	$—
Options exercisable as of March 31, 2025	7,927	$15.97	5.38	$29,966

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2025. During the three months ended March 31, 2025, 38 stock options were exercised and 1,238 market-based and performance-based stock options remain outstanding as of March 31, 2025.

The total intrinsic value of options exercised during the three months ended March 31, 2025 and March 31, 2024 was $1.0 million and $5.1 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the three months ended March 31, 2025 and March 31, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the three months ended March 31, 2025 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	5,485	$28.71
Granted	6,725	14.14
Vested	(641)	28.56
Forfeited	(155)	29.19
Outstanding as of March 31, 2025	11,414	$20.13

The total grant date fair value of RSUs that vested during the three months ended March 31, 2025 was $18.3 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the three months ended March 31, 2025 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2024	392	$43.00
Granted	1,272	16.74
Vested	(71)	36.14
Forfeited	(5)	39.42
Outstanding as of March 31, 2025	1,588	$22.28

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the three months ended March 31, 2025 was $2.6 million.

The fair market value of PSUs with market-based and service-based vesting conditions granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2025
Risk‑free interest rate (percentage)	3.9
Expected dividend yield (percentage)	—
Expected volatility (percentage)	58.1

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Product development	$9,266	$7,373
Sales, marketing and customer support	7,629	5,936
General and administrative	7,447	6,932
Total stock-based compensation	$24,342	$20,241

As of March 31, 2025, unrecognized stock-based compensation expense was $236.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

During the three months ended March 31, 2025, the Company repurchased 1.1 million shares of its common stock for an aggregate repurchase amount of $22.2 million under the Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of March 31, 2025, the $150.0 million authorized for repurchase under the Repurchase Program was fully utilized. Activity under the Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

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

During the three months ended March 31, 2025, the Company repurchased 4.0 million shares of its common stock for an aggregate repurchase amount of $60.0 million under the New Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of March 31, 2025, $140.0 million remained available and authorized for repurchase under the New Repurchase Program. Activity under the Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 were as follows:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Vendor payments	$8,447	$10,272
Employee commissions and bonuses	13,362	24,465
Payroll and other employee related expense	14,605	10,938
401k and pension expense	679	3,486
Other taxes	5,204	5,371
Total accrued expenses	$42,297	$54,532

Other Income, Net

The components of Other income, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Interest income	$(1,976)	$(3,279)
Foreign currency exchange (gain) loss	(1,183)	978
Other miscellaneous (income) expense, net	(20)	29
Other income, net	$(3,179)	$(2,272)

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

16.    Segment Information

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM primarily uses consolidated net income as the measure of segment profit or loss in assessing performance by comparing current results to prior periods and making decisions such as resource allocations related to operations.

The CODM is provided with the segment expenses included in consolidated Net income and reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income, and in the accompanying Notes to Condensed Consolidated Financial Statements, to manage the Company’s operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report, including under the heading “Special Note Regarding Forward-Looking Statements.”

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our software platform is integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices. In 2024, our coverage spanned 110 countries where our customers activate our solutions. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to benchmark performance across all of their digital ads and optimize business outcomes in real-time.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended March 31, 2025. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended March 31, 2025 and March 31, 2024, we generated 90% and 91% of our revenue, respectively, from advertiser customers. Advertisers can purchase our solutions through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers and social media platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For the three months ended March 31, 2025 and March 31, 2024, we generated 10% and 9% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%

	(In Thousands)
Revenue by customer type:
Activation	$95,172	$79,322	$15,850	20%
Measurement	53,430	49,275	4,155	8
Supply-side	16,459	12,185	4,274	35
Total revenue	$165,061	$140,782	$24,279	17%

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

Interest expense.  Interest expense consists primarily of the amortization of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility and Prior Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at an option of SOFR or ABR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net.  Other income, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%

	(In Thousands)
Revenue	$165,061	$140,782	$24,279	17%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,966	26,618	4,348	16
Product development	44,717	36,394	8,323	23
Sales, marketing and customer support	43,701	37,872	5,829	15
General and administrative	26,527	22,075	4,452	20
Depreciation and amortization	12,387	10,928	1,459	13
Income from operations	6,763	6,895	(132)	(2)
Interest expense	420	232	188	81
Other income, net	(3,179)	(2,272)	907	40
Income before income taxes	9,522	8,935	587	7
Income tax expense	7,161	1,779	5,382	303
Net income	$2,361	$7,156	$(4,795)	(67)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19	19
Product development	27	26
Sales, marketing and customer support	26	27
General and administrative	16	16
Depreciation and amortization	8	8
Income from operations	4	5
Interest expense	—	—
Other income, net	(2)	(2)
Income before income taxes	6	6
Income tax expense	4	1
Net income	1%	5%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $24.3 million, or 17%, from $140.8 million in the three months ended March 31, 2024 to $165.1 million in the three months ended March 31, 2025.

Total Advertiser revenue increased by $20.0 million, or 16%, in the three months ended March 31, 2025 as compared to the same period in 2024, driven primarily by a 22% increase in Media Transactions Measured, partially offset by a 6% decline in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer.

Activation revenue increased by $15.9 million, or 20%, in the three months ended March 31, 2025 as compared to the same period in 2024, driven primarily by new customers activating our core programmatic solutions, including Scibids Technology SAS (“Scibids”), as well as greater adoption of our Authentic Brand Suitability (ABS) solution.

Measurement revenue increased $4.2 million, or 8%, in the three months ended March 31, 2025 as compared to the same period in 2024, driven primarily by new customers activating our open web and CTV solutions and by the addition of Rockerbox, Inc. (“Rockerbox”).

Supply-side revenue increased $4.3 million, or 35%, in the three months ended March 31, 2025 as compared to the same period in 2024, driven primarily by increased revenue from existing and new platform customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $4.3 million, or 16%, from $26.6 million in the three months ended March 31, 2024 to $31.0 million in the three months ended March 31, 2025. The increase was due primarily to growth in Activation revenue which drove increases in partner costs from revenue-sharing arrangements, as well as investments in cloud services to provide the scale and flexibility necessary to support future growth.

Product Development Expenses

Product development expenses increased by $8.3 million, or 23%, from $36.4 million in the three months ended March 31, 2024 to $44.7 million in the three months ended March 31, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $6.1 million and an increase in third party software costs and outsourced consulting and engineering services of $1.7 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $5.8 million, or 15%, from $37.9 million in the three months ended March 31, 2024 to $43.7 million in the three months ended March 31, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $5.0 million, and an increase in third party professional fees to support marketing and sales activities of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million, or 20%, from $22.1 million in the three months ended March 31, 2024 to $26.5 million in the three months ended March 31, 2025. The increase was due primarily to a $2.4 million increase in personnel costs, including stock-based compensation, a $1.0 million increase in third party professional fees, and $1.2 million of third party professional services costs related to the acquisition of Rockerbox.

Depreciation and Amortization

Depreciation and amortization increased by $1.5 million, or 13%, from $10.9 million in the three months ended March 31, 2024, to $12.4 million in the three months ended March 31, 2025. The increase was due primarily to an increase in capitalized software development costs.

Interest Expense

Interest expense increased by $0.2 million, from $0.2 million in the three months ended March 31, 2024 to $0.4 million in the three months ended March 31, 2025.

Other Income, Net

Other income, net increased by $0.9 million, from income of $2.3 million in the three months ended March 31, 2024 to income of $3.2 million in the three months ended March 31, 2025. The increase was due primarily to gains from changes in foreign exchange rates, slightly offset by a decrease in interest earned on interest-bearing monetary assets.

Income Tax Expense

Income tax expense increased by $5.4 million from a $1.8 million expense in the three months ended March 31, 2024 to a $7.2 million expense in the three months ended March 31, 2025. The increase was due primarily to an increase in unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation.

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

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
Net income	$2,361	$7,156
Net income margin	1%	5%
Depreciation and amortization	12,387	10,928
Stock-based compensation	24,342	20,241
Interest expense	420	232
Income tax expense	7,161	1,779
M&A and restructuring costs (a)	1,162	11
Offering and secondary offering costs (b)	—	58
Other income (c)	(3,179)	(2,272)
Adjusted EBITDA	$44,654	$38,133
Adjusted EBITDA margin	27%	27%

(a)	M&A and restructuring costs for the three months ended March 31, 2025 consist of transaction costs related to the acquisition of Rockerbox. M&A and restructuring costs for the three months ended March 31, 2024 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the three months ended March 31, 2024 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other income for the three months ended March 31, 2025 and March 31, 2024 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2025, we had cash and cash equivalents of $156.4 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $151.9 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of March 31, 2025, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Obligations

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2025.

As of March 31, 2025, there was no outstanding debt under the New Revolving Credit Facility.

For more information about the New Revolving Credit Facility, see Note 9 to our Condensed Consolidated Financial Statements.

Repurchase Programs

On May 16, 2024, the Company announced that its Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “Repurchase Program”). On November 6, 2024, the Company announced that the Board authorized the repurchase of up to an additional $200.0 million of the Company’s outstanding common stock (the “New Repurchase Program”). Both programs allow the Company to repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. Neither program obligates the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

Repurchases under the Repurchase Program commenced in June 2024. During the year ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock for an aggregate repurchase amount of $128.0 million under the Repurchase Program. In January 2025, the Company repurchased an additional 1.1 million shares for $22.2 million, utilizing the remaining authorization under the Repurchase Program.

Repurchases under the New Repurchase Program commenced in March 2025. In March 2025, the Company repurchased 4.0 million shares of its common stock for an aggregate repurchase amount of $60.0 million under the New Repurchase Program.

During the three months ended March 31, 2025, the Company repurchased a total of 5.2 million shares of its common stock for an aggregate repurchase amount of $82.2 million under both repurchase programs. As of March 31, 2025, $140.0 million remained available and authorized for repurchase under the New Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
Cash flows provided by operating activities	$37,663	$31,774
Cash flows used in investing activities	(89,864)	(38,604)
Cash flows used in financing activities	(85,753)	(912)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,526	(377)
Decrease in cash, cash equivalents, and restricted cash	$(136,428)	$(8,119)

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

For the three months ended March 31, 2025, cash provided by operating activities was $37.7 million, attributable to net income of $2.4 million, adjusted for non-cash charges of $36.0 million and $0.7 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.4 million in depreciation and amortization and $24.3 million in stock-based compensation, offset by $3.4 million in deferred taxes. The main drivers of the changes in operating assets and liabilities were a $4.2 million decrease in trade receivables, prepaid assets and other assets, and a $4.9 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of payments for accrued expenses.

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

Investing Activities

For the three months ended March 31, 2025, cash used in investing activities was $89.9 million, including $82.6 million attributable to the acquisition of Rockerbox and $6.3 million attributable to purchases of property, plant and equipment, and capitalized software development costs. For the three months ended March 31, 2024, cash used in investing activities was $38.6 million, including $32.2 million attributable to investments in short-term financial instruments and $6.4 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the three months ended March 31, 2025, cash used in financing activities of $85.8 million was due primarily to $82.2 million related to shares repurchased under the Repurchase Program and New Repurchase Program and $3.2 million related to shares repurchased for settlement of employee tax withholding. For the three months ended March 31, 2024, cash used in financing activities of $0.9 million was primarily due to $1.7 million proceeds from common stock issued upon exercise of stock options, offset by $1.8 million related to shares repurchased for settlement of employee tax withholding and $0.8 million related to finance lease payments.

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

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2024. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2025:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)(2)	Per Share (3)	Programs (1)(2)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
January 1 - 31	1,140	$19.42	1,140	$200,000
February 1 - 28	—	—	—	200,000
March 1 - 31	4,029	$14.89	4,029	$140,000
Total for the three months ended March 31, 2025	5,169		5,169

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

(3) Excludes other costs such as broker commissions and the accrued excise tax imposed by the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II — OTHER INFORMATION

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K). The trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c):

Name	Position	Adoption Date	Total Shares to be Sold	Expiration Date
Nicola T. Allais	Chief Financial Officer	March 4, 2025	160,000	November 28, 2025

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: May 8, 2025

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)