Form 10-Q
period 2025-06-30
DoubleVerify Holdings, Inc.
filed 2025-08-05
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, there were 163,628,379 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2025	December 31, 2024
Assets:
Current assets
Cash and cash equivalents	$211,784	$292,820
Short-term investments	5,002	17,805
Trade receivables, net of allowances for doubtful accounts of $8,395 and $9,003 as of June 30, 2025 and December 31, 2024, respectively	188,866	226,225
Prepaid expenses and other current assets	56,709	22,201
Total current assets	462,361	559,051
Property, plant and equipment, net	91,886	70,195
Operating lease right-of-use assets, net	67,547	67,721
Goodwill	516,587	427,621
Intangible assets, net	116,068	110,356
Deferred tax assets	31,298	35,488
Other non-current assets	11,181	5,778
Total assets	$1,296,928	$1,276,210
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$13,123	$11,598
Accrued expenses	58,855	54,532
Operating lease liabilities, current	10,308	11,048
Income tax liabilities	683	15,592
Current portion of finance lease obligations	7,813	2,512
Other current liabilities	14,119	8,200
Total current liabilities	104,901	103,482
Operating lease liabilities, non-current	77,569	77,297
Finance lease obligations	7,937	812
Deferred tax liabilities	8,572	8,509
Other non-current liabilities	7,934	2,651
Total liabilities	206,913	192,751
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 175,905 shares issued and 163,575 outstanding as of June 30, 2025; 1,000,000 shares authorized, 174,003 shares issued and 167,069 outstanding as of December 31, 2024	176	174
Additional paid-in capital	1,028,443	974,383
Treasury stock, at cost, 12,330 shares and 6,934 shares as of June 30, 2025 and December 31, 2024, respectively	(217,121)	(131,620)
Retained earnings	266,333	255,214
Accumulated other comprehensive income (loss), net of income taxes	12,184	(14,692)
Total stockholders’ equity	1,090,015	1,083,459
Total liabilities and stockholders' equity	$1,296,928	$1,276,210

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$189,021	$155,890	$354,082	$296,672
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,126	26,102	64,092	52,720
Product development	47,203	39,806	91,920	76,200
Sales, marketing and customer support	50,871	44,863	94,572	82,735
General and administrative	29,576	23,066	56,103	45,141
Depreciation and amortization	14,697	11,004	27,084	21,932
Income from operations	13,548	11,049	20,311	17,944
Interest expense	443	233	863	465
Other income, net	(2,105)	(2,064)	(5,284)	(4,336)
Income before income taxes	15,210	12,880	24,732	21,815
Income tax expense	6,452	5,406	13,613	7,185
Net income	$8,758	$7,474	$11,119	$14,630
Earnings per share:
Basic	$0.05	$0.04	$0.07	$0.09
Diluted	$0.05	$0.04	$0.07	$0.08
Weighted-average common stock outstanding:
Basic	162,740	171,628	163,922	171,467
Diluted	166,697	175,961	167,813	176,850
Comprehensive income:
Net income	$8,758	$7,474	$11,119	$14,630
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	19,383	(1,814)	26,876	(6,439)
Total comprehensive income	$28,141	$5,660	$37,995	$8,191

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under the Repurchase Program and New Repurchase Program	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	175	12,295	(216,784)	998,666	257,575	(7,199)	1,032,433
Foreign currency translation adjustment	—	—	—	—	—	—	19,383	19,383
Shares repurchased for settlement of employee tax withholdings	—	—	35	(494)	—	—	—	(494)
Stock-based compensation expense	—	—	—	—	28,053	—	—	28,053
Common stock issued under employee purchase plan	135	—	—	—	1,577	—	—	1,577
Common stock issued upon exercise of stock options	29	—	—	—	148	—	—	148
Common stock issued upon vesting of restricted stock units	954	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	14	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	157	—	—	—	157
Net income	—	—	—	—	—	8,758	—	8,758
Balance as of June 30, 2025	175,905	$176	12,330	$(217,121)	$1,028,443	$266,333	$12,184	$1,090,015

Balance as of January 1, 2024	171,168	$171	22	$(743)	$878,331	$198,983	$(2,803)	$1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(4,625)	(4,625)
Shares repurchased for settlement of employee tax withholdings	—	—	48	(1,792)	—	—	—	(1,792)
Stock-based compensation expense	—	—	—	—	20,718	—	—	20,718
Common stock issued upon exercise of stock options	153	—	—	—	1,695	—	—	1,695
Common stock issued upon vesting of restricted stock units	435	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(38)	1,389	(1,389)	—	—	—
Net income	—	—	—	—	—	7,156	—	7,156
Balance as of March 31, 2024	171,756	172	32	(1,146)	899,354	206,139	(7,428)	1,097,091
Foreign currency translation adjustment	—	—	—	—	—	—	(1,814)	(1,814)
Shares repurchased for settlement of employee tax withholdings	—	—	30	(660)	—	—	—	(660)
Stock-based compensation expense	—	—	—	—	25,315	—	—	25,315
Common stock issued under employee purchase plan	124	—	—	—	1,914	—	—	1,914
Common stock issued upon exercise of stock options	126	—	—	—	870	—	—	870
Common stock issued upon vesting of restricted stock units	628	1	—	—	(1)	—	—	—
Shares repurchased under the Repurchase Program	—	—	1,369	(25,027)	—	—	—	(25,027)
Treasury stock reissued upon settlement of equity awards	—	—	(41)	1,390	(1,390)	—	—	—
Net income	—	—	—	—	—	7,474	—	7,474
Balance as of June 30, 2024	172,634	$173	1,390	$(25,443)	$926,062	$213,613	$(9,242)	$1,105,163

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Operating activities:
Net income	$11,119	$14,630
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,499	1,453
Depreciation and amortization expense	27,084	21,932
Amortization of debt issuance costs	217	147
Non-cash lease expense	3,905	3,191
Deferred taxes	298	(11,530)
Stock-based compensation expense	51,349	44,956
Interest expense (income), net	255	(784)
Loss on disposal of fixed assets	89	—
Other	(419)	1,582
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	40,951	16,397
Prepaid expenses and other assets	(32,762)	(17,208)
Trade payables	638	(2,076)
Accrued expenses and other liabilities	(16,947)	(5,035)
Net cash provided by operating activities	87,276	67,655
Investing activities:
Purchase of property, plant and equipment	(15,813)	(13,558)
Acquisition of businesses, net of cash acquired	(82,578)	—
Purchase of short-term investments	—	(81,937)
Proceeds from maturity of short-term investments	12,684	—
Other investing activities	(1,000)	—
Net cash used in investing activities	(86,707)	(95,495)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	370	2,565
Proceeds from common stock issued under employee purchase plan	1,577	1,914
Finance lease payments	(1,379)	(1,562)
Shares repurchased under the Repurchase Program and New Repurchase Program	(82,240)	(25,027)
Payment of excise tax on shares repurchased	(668)	—
Shares repurchased for settlement of employee tax withholdings	(3,704)	(2,452)
Net cash used in financing activities	(86,044)	(24,562)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,547	(850)
Net decrease in cash, cash equivalents, and restricted cash	(80,928)	(53,252)
Cash, cash equivalents, and restricted cash - Beginning of period	293,741	310,257
Cash, cash equivalents, and restricted cash - End of period	$212,813	$257,005

Cash and cash equivalents	$211,784	$256,066
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	37	939
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	992	—
Total cash and cash equivalents and restricted cash	$212,813	$257,005
Supplemental cash flow information:
Cash paid for taxes	$55,762	$29,491
Cash paid for interest	$500	$350
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$2,168	$9,211
Acquisition of equipment under finance lease	$13,805	$—
Capital assets financed by accounts payable and accrued expenses	$249	$18
Stock-based compensation included in capitalized software development costs	$1,783	$1,064
Accrued excise tax on net share repurchases	$575	$—

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Activation	$108,950	$87,471	$204,121	$166,793
Measurement	62,895	54,817	116,326	104,092
Supply-side	17,176	13,602	33,635	25,787
Total revenue	$189,021	$155,890	$354,082	$296,672

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $68.4 million and $62.7 million as of June 30, 2025 and December 31, 2024, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Remaining Performance Obligations

As of June 30, 2025, the Company had $37.7 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $33.6 million, or 9.5% of the Company’s total revenue for the six months ended June 30, 2025. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

4.      Business Combinations

Rockerbox, Inc.

On March 13, 2025, the Company acquired all of the outstanding stock of Rockerbox, Inc. (“Rockerbox”), a global leader in marketing attribution. The acquisition enhances DoubleVerify’s suite of data solutions, advancing the Company’s capabilities in end-to-end media performance measurement and AI-powered activation. The total purchase price of $82.3 million, net of cash acquired, includes measurement period adjustments of $0.2 million recorded during the three months ended June 30, 2025.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$2,131
Trade receivables	1,601
Prepaid expenses	195
Other assets	1
Escrow assets	6,000
Deferred tax assets (liabilities)	(3,123)
Intangible assets:
Technology	11,000
Customer relationships	6,700
Total intangible assets	17,700
Goodwill	72,098
Total assets acquired	$96,603
Liabilities:
Trade payables	$504
Deferred revenue	4,573
Other liabilities	1,049
Escrow liabilities	6,000
Total liabilities assumed	12,126
Total purchase consideration	$84,477
Cash acquired	(2,131)
Purchase consideration, net of cash acquired	$82,346

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

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $0.2 million and $1.4 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2025, respectively.

The goodwill associated with Rockerbox includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the future generations of technology assets, and the ability to grow the Company through adding additional customer relationships or new solutions in the future.

The preliminary allocations of the purchase price for Rockerbox are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the accompanying Condensed Consolidated Financial Statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, not to exceed one year from the acquisition date. The primary areas of the purchase allocation that are not yet finalized relate to direct and indirect taxes.

The acquisition of Rockerbox was immaterial to the Company's Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2025, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2024 to June 30, 2025:

(in thousands)
Goodwill at December 31, 2024	$427,621
Business combinations (Rockerbox)	72,098
Foreign exchange impact	16,868
Goodwill at June 30, 2025	$516,587

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,737	$(6,344)	$5,393	$11,732	$(5,966)	$5,766
Customer relationships	169,235	(84,803)	84,432	159,919	(76,961)	82,958
Developed technology	105,620	(79,377)	26,243	91,556	(69,924)	21,632
Total intangible assets	$286,592	$(170,524)	$116,068	$263,207	$(152,851)	$110,356

Amortization expense related to intangible assets for the three months ended June 30, 2025 and June 30, 2024 was $8.1 million and $7.1 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2025 and June 30, 2024 was $15.3 million and $14.4 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of June 30, 2025 is as follows:

(in thousands)
2025 (for remaining six months)	$14,494
2026	25,963
2027	21,902
2028	18,515
2029	13,960
2030	7,243
Thereafter	13,991
Total	$116,068

The weighted-average remaining useful life by major asset classes as of June 30, 2025 is as follows:

(In years)
Trademarks and brands	7
Customer relationships	6
Developed technology	1

There were no impairments of Goodwill or Intangible assets identified during the six months ended June 30, 2025 and June 30, 2024.

6.     Property, Plant and Equipment

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Computers and peripheral equipment	$42,181	$27,552
Office furniture and equipment	5,525	4,943
Leasehold improvements	39,220	36,757
Capitalized software development costs	71,808	55,131
Less accumulated depreciation and amortization	(66,848)	(54,188)
Total property, plant and equipment, net	$91,886	$70,195

For the three months ended June 30, 2025 and June 30, 2024, total depreciation expense was $6.6 million and $3.9 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, total depreciation expense was $11.8 million and $7.5 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $31.6 million and $17.8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, accumulated depreciation related to property and equipment under finance lease obligations totaled $17.6 million and $15.0 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the six months ended June 30, 2025 and June 30, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost (1)	$3,073	$2,690	$5,953	$5,327
Finance lease cost:
Depreciation of finance lease assets (2)	1,640	493	2,609	1,112
Interest on finance lease liabilities (3)	219	57	390	121
Short-term lease cost (1)	351	327	648	644
Total lease cost	$5,283	$3,567	$9,600	$7,204

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,519	$2,522	$6,356	$5,038
Operating cash outflows from finance leases	$170	$81	$211	$155
Financing cash outflows from finance leases	$854	$747	$1,379	$1,562
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of June 30, 2025 and 2024, respectively:

	June 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	11.2	12.5
Weighted-average remaining lease term - finance leases (in years)	2.4	1.9
Weighted-average discount rate - operating leases	4.9%	4.8%
Weighted-average discount rate - finance leases	6.0%	5.5%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of June 30, 2025 were as follows:

	June 30, 2025
(in thousands)	Operating Leases	Finance Leases
2025 (for remaining six months)	$6,363	$5,355
2026	12,157	5,856
2027	10,980	5,037
2028	9,324	740
2029	9,134	—
2030	7,189	—
Thereafter	59,976	—
Total lease payments	115,123	16,988
Less amount representing interest	(27,246)	(1,238)
Present value of total lease payments	$87,877	$15,750

There were no impairments of Operating lease right-of-use assets identified during the six months ended June 30, 2025 and June 30, 2024.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of June 30, 2025
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$64	$—	$—	$64
Short-term investments	$5,002	$—	$—	$5,002

	As of December 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$67,645	$—	$—	$67,645
Short-term investments	$17,805	$—	$—	$17,805

As of June 30, 2025, Cash equivalents consisted of money market funds of $0.1 million. As of December 31, 2024, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $67.6 million.

As of June 30, 2025, Short-term investments consisted of treasury notes of $5.0 million. As of December 31, 2024, Short-term investments consisted of treasury bills and treasury notes of $17.8 million. As of June 30, 2025 and December 31, 2024, all of the Company’s Short-term investments were contractually due within one year.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of June 30, 2025 and December 31, 2024, the amortized cost of the Company’s treasury bills and treasury notes approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the three and six months ended June 30, 2025.

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $6.5 million and $13.6 million, respectively, resulting in an effective tax rate of 42.5% and 55.1%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state/local taxes. During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $5.4 million and $7.2 million, respectively, resulting in an effective tax rate of 42.0% and 32.9%.

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

On July 4, 2025, H.R. 1, commonly known as the “One Big Beautiful Bill Act,” (“H.R. 1”) was enacted. H.R. 1 includes significant provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that H.R. 1 will have on its Consolidated Financial Statements.

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Numerator:
Net Income (basic and diluted)	$8,758	$7,474	$11,119	$14,630
Denominator:
Weighted-average common shares outstanding	162,740	171,628	163,922	171,467
Dilutive effect of share-based awards	3,957	4,333	3,891	5,383
Weighted-average dilutive shares outstanding	166,697	175,961	167,813	176,850
Basic earnings per share	$0.05	$0.04	$0.07	$0.09
Diluted earnings per share	$0.05	$0.04	$0.07	$0.08

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 11.6 million and 9.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2025, respectively, because they were antidilutive. Approximately 8.9 million and 3.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2024, respectively, because they were also antidilutive.

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

A summary of stock option activity as of and for the six months ended June 30, 2025 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2024	9,371	$17.49	5.93	$57,646
Options granted	—	—
Options exercised	(105)	3.46
Options forfeited	(241)	32.00
Outstanding as of June 30, 2025	9,025	$17.27	5.45	$36,487
Options expected to vest as of June 30, 2025	974	$26.27	7.35	$—
Options exercisable as of June 30, 2025	8,033	$16.16	5.21	$36,487

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2025. During the six months ended June 30, 2025, 38 stock options were exercised and 1,238 market-based and performance-based stock options remain outstanding as of June 30, 2025.

The total intrinsic value of options exercised during the six months ended June 30, 2025 and June 30, 2024 was $1.3 million and $8.3 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the six months ended June 30, 2025 and June 30, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the six months ended June 30, 2025 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	5,485	$28.71
Granted	7,112	14.11
Vested	(1,595)	24.85
Forfeited	(413)	24.23
Outstanding as of June 30, 2025	10,589	$19.66

The total grant date fair value of RSUs that vested during the six months ended June 30, 2025 was $39.6 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the six months ended June 30, 2025 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2024	392	$43.00
Granted	1,272	16.74
Vested	(85)	36.14
Forfeited	(13)	28.86
Outstanding as of June 30, 2025	1,566	$22.16

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the six months ended June 30, 2025 was $3.1 million.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Product development	$10,389	$9,734	$19,655	$17,107
Sales, marketing and customer support	8,826	7,503	16,455	13,439
General and administrative	7,792	7,478	15,239	14,410
Total stock-based compensation	$27,007	$24,715	$51,349	$44,956

As of June 30, 2025, unrecognized stock-based compensation expense was $212.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan (“ESPP”)

In March 2021, the Board approved the Company’s 2021 ESPP. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to most of the Company’s employees. The current offering period began on June 1, 2025 and will end on November 30, 2025. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense related to the ESPP totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three months ended June 30, 2025, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program. During the six months ended June 30, 2025, the Company repurchased 1.1 million shares of its common stock for an aggregate repurchase amount of $22.2 million under the Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of March 31, 2025, the $150.0 million authorized for repurchase under the Repurchase Program was fully utilized. Activity under the Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

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

During the three months ended June 30, 2025, the Company did not repurchase any shares of its common stock pursuant to the New Repurchase Program. During the six months ended June 30, 2025, the Company repurchased 4.0 million shares of its common stock for an aggregate repurchase amount of $60.0 million under the New Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of June 30, 2025, $140.0 million remained available and authorized for repurchase under the New Repurchase Program. Activity under the New Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 were as follows:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Vendor payments	$12,252	$10,272
Employee commissions and bonuses	28,183	24,465
Payroll and other employee related expense	13,160	10,938
401k and pension expense	593	3,486
Other taxes	4,667	5,371
Total accrued expenses	$58,855	$54,532

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Other Income, Net

The components of Other income, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$(743)	$(3,311)	$(2,719)	$(6,590)
Foreign currency exchange (gain) loss	(1,366)	1,239	(2,550)	2,217
Other miscellaneous expense (income), net	4	8	(15)	37
Other income, net	$(2,105)	$(2,064)	$(5,284)	$(4,336)

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

On May 22, 2025, a purported class action lawsuit was filed against the Company and certain of its current officers in the United States District Court for the Southern District of New York, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between November 10, 2023 and February 27, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business operations. To date, the United States District Court for the Southern District of New York has not certified a class or designated a lead plaintiff. The Company carries insurance that is applicable to these claims. The Company intends to vigorously defend against the claims asserted. The Company does not believe it is necessary to record a litigation accrual at this time and any such amount is not reasonably estimable.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended June 30, 2025. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three months ended June 30, 2025 and June 30, 2024, we generated 91% of our revenue from advertiser customers. For each of the six months ended June 30, 2025 and June 30, 2024, we generated 91% of our revenue from advertiser customers. Advertisers can purchase our solutions through programmatic and social media platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers and social media platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For each of the three months ended June 30, 2025 and June 30, 2024, we generated 9% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For the each of the six months ended June 30, 2025 and June 30, 2024, Supply-side revenue comprised 9% of our revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$108,950	$87,471	$21,479	25%	$204,121	$166,793	$37,328	22%
Measurement	62,895	54,817	8,078	15	116,326	104,092	12,234	12
Supply-side	17,176	13,602	3,574	26	33,635	25,787	7,848	30
Total revenue	$189,021	$155,890	$33,131	21%	$354,082	$296,672	$57,410	19%

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

General and administrative.  General and administrative expenses consist primarily of personnel expenses associated with our executive, finance, legal, human resources and other administrative employees. General and administrative expenses also include professional fees for external accounting, legal, investor relations and other consulting services, expenses to operate as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, other overhead expenses including insurance, as well as third party costs related to acquisitions.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%

	(In Thousands)				(In Thousands)
Revenue	$189,021	$155,890	$33,131	21%	$354,082	$296,672	$57,410	19%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,126	26,102	7,024	27	64,092	52,720	11,372	22
Product development	47,203	39,806	7,397	19	91,920	76,200	15,720	21
Sales, marketing and customer support	50,871	44,863	6,008	13	94,572	82,735	11,837	14
General and administrative	29,576	23,066	6,510	28	56,103	45,141	10,962	24
Depreciation and amortization	14,697	11,004	3,693	34	27,084	21,932	5,152	23
Income from operations	13,548	11,049	2,499	23	20,311	17,944	2,367	13
Interest expense	443	233	210	90	863	465	398	86
Other income, net	(2,105)	(2,064)	41	2	(5,284)	(4,336)	948	22
Income before income taxes	15,210	12,880	2,330	18	24,732	21,815	2,917	13
Income tax expense	6,452	5,406	1,046	19	13,613	7,185	6,428	89
Net income	$8,758	$7,474	$1,284	17%	$11,119	$14,630	$(3,511)	(24)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	17	18	18
Product development	25	26	26	26
Sales, marketing and customer support	27	29	27	28
General and administrative	16	15	16	15
Depreciation and amortization	8	7	8	7
Income from operations	7	7	6	6
Interest expense	—	—	—	—
Other income, net	(1)	(1)	(1)	(1)
Income before income taxes	8	8	7	7
Income tax expense	3	3	4	2
Net income	5%	5%	3%	5%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $33.1 million, or 21%, from $155.9 million in the three months ended June 30, 2024 to $189.0 million in the three months ended June 30, 2025. Total revenue increased by $57.4 million, or 19%, from $296.7 million in the six months ended June 30, 2024 to $354.1 million in the six months ended June 30, 2025.

Total Advertiser revenue increased by $29.6 million, or 21%, in the three months ended June 30, 2025 as compared to the same period in 2024. The growth was driven primarily by a 19% increase in Media Transactions Measured, partially offset by a 1% decline in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer. For the six-months ended June 30, 2025, total Advertiser revenue increased by $49.6 million, or 18%, compared to the same period in 2024, primarily due to a 20% increase in Media Transactions Measured, partially offset by a 3% decline in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer.

Activation revenue increased by $21.5 million, or 25%, in the three months ended June 30, 2025, as compared to the same period in 2024. The increase was driven primarily by greater adoption of Authentic Brand Suitability, core programmatic solutions, and Scibids Technology SAS (“Scibids”). For the six months ended June 30, 2025, Activation revenue increased by $37.3 million, or 22%, compared to the same period in 2024, driven by the same factors.

Measurement revenue increased $8.1 million, or 15%, in the three months ended June 30, 2025, as compared to the same period in 2024, driven primarily by greater adoption of our social, open web and CTV solutions, as well as the addition of Rockerbox, Inc. (“Rockerbox”). For the six months ended June 30, 2025, Measurement revenue increased by $12.2 million, or 12%, compared to the same period in 2024, driven by the same factors.

Supply-side revenue increased $3.6 million, or 26%, in the three months ended June 30, 2025, as compared to the same period in 2024, driven primarily by growth from both existing and new platform customers, as well as the addition of new publisher customers. For the six months ended June 30, 2025, Supply-side revenue increased by $7.8 million, or 30%, compared to the same period in 2024, driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $7.0 million, or 27%, from $26.1 million in the three months ended June 30, 2024 to $33.1 million in the three months ended June 30, 2025. The increase was due primarily to growth in Activation revenue which led to increased partner costs from revenue-sharing arrangements, as well as continued investment in cloud services to provide the scale and flexibility necessary to support future growth. Cost of revenue increased by $11.4 million, or 22%, from $52.7 million in the six months ended June 30, 2024, to $64.1 million in the six months ended June 30, 2025, driven by the same factors.

Product Development Expenses

Product development expenses increased by $7.4 million, or 19%, from $39.8 million in the three months ended June 30, 2024 to $47.2 million in the three months ended June 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $6.4 million and an increase in third party software costs and outsourced consulting and engineering services of $0.3 million to support our product development efforts. Product development expenses increased by $15.7 million, or 21%, from $76.2 million in the six months ended June 30, 2024 to $91.9 million in the six months ended June 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $12.5 million and an increase in third party software costs and outsourced consulting and engineering services of $2.0 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $6.0 million, or 13%, from $44.9 million in the three months ended June 30, 2024 to $50.9 million in the three months ended June 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $5.6 million, and an increase in third party professional fees to support marketing and sales activities of $0.5 million. Sales, marketing and customer support expenses increased by $11.8 million, or 14%, from $82.7 million in the six months ended June 30, 2024 to $94.6 million in the six months ended June 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $10.7 million, and an increase in third party professional fees to support marketing and sales activities of $0.8 million.

General and Administrative Expenses

General and administrative expenses increased by $6.5 million, or 28%, from $23.1 million in the three months ended June 30, 2024 to $29.6 million in the three months ended June 30, 2025. The increase was due primarily to a $2.5 million increase in personnel costs, including stock-based compensation, a $2.3 million increase in third party professional fees, $1.1 million in third party legal fees related to litigation and regulatory matters outside of the ordinary course, and $0.5 million of third party professional services costs related to the acquisition of Rockerbox and our broader acquisition strategy. General and administrative expenses increased by $11.0 million, or 24%, from $45.1 million in the six months ended June 30, 2024 to $56.1 million in the six months ended June 30, 2025. The increase was largely attributable to a $4.9 million increase in personnel costs, including stock-based compensation, a $3.3 million increase in third party professional fees, $1.7 million of third party professional services related to the acquisition of Rockerbox and our broader acquisition strategy, and $1.1 million of third party legal fees related to litigation and regulatory matters outside of the ordinary course.

Depreciation and Amortization

Depreciation and amortization increased by $3.7 million, or 34%, from $11.0 million in the three months ended June 30, 2024, to $14.7 million in the three months ended June 30, 2025. The increase was due primarily to an increase in capitalized software development costs. Depreciation and amortization increased by $5.2 million, or 23%, from $21.9 million in the six months ended June 30, 2024, to $27.1 million in the six months ended June 30, 2025 driven by the same factors.

Interest Expense

Interest expense increased by $0.2 million, from $0.2 million in the three months ended June 30, 2024, to $0.4 million in the three months ended June 30, 2025. Interest expense increased by $0.4 million, from $0.5 million in the six months ended June 30, 2024, to $0.9 million in the six months ended June 30, 2025.

Other Income, Net

Other income, net was materially unchanged at $2.1 million in the three months ended June 30, 2025, and in the three months ended June 30, 2024. Other income, net increased by $0.9 million, from income of $4.3 million in the six months ended June 30, 2024 to income of $5.3 million in the six months ended June 30, 2025. The increase was due primarily to gains from changes in foreign exchange rates, partially offset by a decrease in interest earned on interest-bearing monetary assets.

Income Tax Expense

Income tax expense increased by $1.0 million from $5.4 million in the three months ended June 30, 2024, to $6.5 million in the three months ended June 30, 2025. The increase was due primarily to an increase in unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation. Income tax expense increased by $6.4 million from $7.2 million in the six months ended June 30, 2024, to $13.6 million in the six months ended June 30, 2025, driven by the same factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Net income	$8,758	$7,474	$11,119	$14,630
Net income margin	5%	5%	3%	5%
Depreciation and amortization	14,697	11,004	27,084	21,932
Stock-based compensation	27,007	24,715	51,349	44,956
Interest expense	443	233	863	465
Income tax expense	6,452	5,406	13,613	7,185
M&A and restructuring costs (recoveries) (a)	504	(11)	1,666	—
Offering and secondary offering costs (b)	—	10	—	68
Other costs (c)	1,518	—	1,518	—
Other income (d)	(2,105)	(2,064)	(5,284)	(4,336)
Adjusted EBITDA	$57,274	$46,767	$101,928	$84,900
Adjusted EBITDA margin	30%	30%	29%	29%

(a)	M &A and restructuring costs for the three and six months ended June 30, 2025 consist of third party professional service costs related to the acquisition of Rockerbox and to our broader acquisition strategy. M&A and restructuring recoveries for the three months ended June 30, 2024 consist of transaction costs related to the acquisition of Scibids.
(b)	Offering and secondary offering costs for the three and six months ended June 30, 2024 consist of third party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other costs for the three and six months ended June 30, 2025 consist of expenses incurred with respect to litigation and regulatory matters outside of the ordinary course and costs related to the early termination of an office lease.

(d)	Other income for the three and six months ended June 30, 2025 and June 30, 2024 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2025, we had cash and cash equivalents of $211.8 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $145.7 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of June 30, 2025, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2025.

As of June 30, 2025, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three months ended March 31, 2025, the Company repurchased a total of 5.2 million shares of its common stock for an aggregate repurchase amount of $82.2 million under both repurchase programs. During the three months ended June 30, 2025, the Company did not repurchase any shares of its common stock. As of June 30, 2025, $140.0 million remained available and authorized for repurchase under the New Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(In Thousands)
Cash flows provided by operating activities	$87,276	$67,655
Cash flows used in investing activities	(86,707)	(95,495)
Cash flows used in financing activities	(86,044)	(24,562)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,547	(850)
Decrease in cash, cash equivalents, and restricted cash	$(80,928)	$(53,252)

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

For the six months ended June 30, 2025, cash provided by operating activities was $87.3 million, attributable to net income of $11.1 million, adjusted for non-cash charges of $84.3 million and $8.1 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $27.1 million in depreciation and amortization and $51.3 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $41.0 million decrease in trade receivables, offset by an increase in prepaid expenses and other assets of $32.8 million due mainly to increases in prepayments, and a $16.3 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of income tax payments.

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

Investing Activities

For the six months ended June 30, 2025, cash used in investing activities was $86.7 million, including $82.6 million attributable to the acquisition of Rockerbox, $15.8 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $12.7 million attributable to proceeds from maturities of short-term financial instruments. For the six months ended June 30, 2024, cash used in investing activities was $95.5 million, including $81.9 million attributable to investments in short-term financial instruments and $13.6 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the six months ended June 30, 2025, cash used in financing activities of $86.0 million was due primarily to $82.2 million related to shares repurchased under the Repurchase Program and New Repurchase Program and $3.7 million related to shares repurchased for settlement of employee tax withholding. For the six months ended June 30, 2024, cash used in financing activities of $24.6 million was primarily due to $25.0 million related to shares repurchased under the Repurchase Program.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Lawsuit: On May 22, 2025, a purported class action lawsuit was filed against the Company and certain of its current officers in the United States District Court for the Southern District of New York, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between November 10, 2023 and February 27, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business operations. To date, the United States District Court for the Southern District of New York has not certified a class or designated a lead plaintiff. The Company carries insurance that is applicable to these claims. The Company intends to vigorously defend against the claims asserted and does not believe it is necessary to accrue a litigation reserve at this time.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2025. Refer to Note 13 of our Condensed Consolidated Financial Statements for information regarding our Repurchase Program and New Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II — OTHER INFORMATION

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K). The trading arrangements are intended to satisfy the affirmative defense in Rule 10b5-1(c):

Name	Position	Adoption Date	Total Shares to be Sold	Expiration Date
Andrew E. Grimmig	Chief Legal Officer	June 18, 2025	26,076	March 17, 2026

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 5, 2025

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)