Form 10-Q
period 2025-09-30
DoubleVerify Holdings, Inc.
filed 2025-11-07
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 161,107,214 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2025	December 31, 2024
Assets:
Current assets
Cash and cash equivalents	$200,729	$292,820
Short-term investments	—	17,805
Trade receivables, net of allowances for doubtful accounts of $7,876 and $9,003 as of September 30, 2025 and December 31, 2024, respectively	217,586	226,225
Prepaid expenses and other current assets	58,568	22,201
Total current assets	476,883	559,051
Property, plant and equipment, net	98,358	70,195
Operating lease right-of-use assets, net	68,508	67,721
Goodwill	516,960	427,621
Intangible assets, net	108,195	110,356
Deferred tax assets	14,233	35,488
Other non-current assets	12,759	5,778
Total assets	$1,295,896	$1,276,210
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$13,343	$11,598
Accrued expenses	70,400	54,532
Operating lease liabilities, current	9,821	11,048
Income tax liabilities	549	15,592
Current portion of finance lease obligations	7,410	2,512
Other current liabilities	18,351	8,200
Total current liabilities	119,874	103,482
Operating lease liabilities, non-current	79,108	77,297
Finance lease obligations	6,775	812
Deferred tax liabilities	8,322	8,509
Other non-current liabilities	5,567	2,651
Total liabilities	219,646	192,751
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 176,300 shares issued and 161,094 outstanding as of September 30, 2025; 1,000,000 shares authorized, 174,003 shares issued and 167,069 outstanding as of December 31, 2024	176	174
Additional paid-in capital	1,046,527	974,383
Treasury stock, at cost, 15,206 shares and 6,934 shares as of September 30, 2025 and December 31, 2024, respectively	(260,011)	(131,620)
Retained earnings	276,535	255,214
Accumulated other comprehensive income (loss), net of income taxes	13,023	(14,692)
Total stockholders’ equity	1,076,250	1,083,459
Total liabilities and stockholders' equity	$1,295,896	$1,276,210

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$188,621	$169,556	$542,703	$466,228
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,465	29,479	97,557	82,199
Product development	44,842	39,306	136,762	115,506
Sales, marketing and customer support	47,022	40,525	141,594	123,260
General and administrative	26,997	23,039	83,100	68,180
Depreciation and amortization	15,191	11,483	42,275	33,415
Income from operations	21,104	25,724	41,415	43,668
Interest expense	467	353	1,330	818
Other expense (income), net	99	(4,225)	(5,185)	(8,561)
Income before income taxes	20,538	29,596	45,270	51,411
Income tax expense	10,336	11,395	23,949	18,580
Net income	$10,202	$18,201	$21,321	$32,831
Earnings per share:
Basic	$0.06	$0.11	$0.13	$0.19
Diluted	$0.06	$0.10	$0.13	$0.19
Weighted-average common stock outstanding:
Basic	162,031	170,254	163,285	171,060
Diluted	166,497	173,911	167,368	175,868
Comprehensive income:
Net income	$10,202	$18,201	$21,321	$32,831
Other comprehensive income:
Foreign currency cumulative translation adjustment	839	9,079	27,715	2,640
Total comprehensive income	$11,041	$27,280	$49,036	$35,471

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under the Repurchase Program and New Repurchase Program	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	175	12,295	(216,784)	998,666	257,575	(7,199)	1,032,433
Foreign currency translation adjustment	—	—	—	—	—	—	19,383	19,383
Shares repurchased for settlement of employee tax withholdings	—	—	35	(494)	—	—	—	(494)
Stock-based compensation expense	—	—	—	—	28,053	—	—	28,053
Common stock issued under employee purchase plan	135	—	—	—	1,577	—	—	1,577
Common stock issued upon exercise of stock options	29	—	—	—	148	—	—	148
Common stock issued upon vesting of restricted stock units	954	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	14	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	157	—	—	—	157
Net income	—	—	—	—	—	8,758	—	8,758
Balance as of June 30, 2025	175,905	176	12,330	(217,121)	1,028,443	266,333	12,184	1,090,015
Foreign currency translation adjustment	—	—	—	—	—	—	839	839
Shares repurchased for settlement of employee tax withholdings	—	—	259	(3,391)	—	—	—	(3,391)
Stock-based compensation expense	—	—	—	—	28,786	—	—	28,786
Common stock issued upon exercise of stock options	76	—	—	—	260	—	—	260
Common stock issued upon vesting of restricted stock units	313	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	6	—	—	—	—	—	—	—
Shares repurchased under the New Repurchase Program	—	—	3,258	(50,065)	—	—	—	(50,065)
Excise tax on shares repurchased	—	—	—	(396)	—	—	—	(396)
Treasury stock reissued upon settlement of equity awards	—	—	(641)	10,962	(10,962)	—	—	—
Net income	—	—	—	—	—	10,202	—	10,202
Balance as of September 30, 2025	176,300	$176	15,206	$(260,011)	$1,046,527	$276,535	$13,023	$1,076,250

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

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Operating activities:
Net income	$21,321	$32,831
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,897	3,546
Depreciation and amortization expense	42,275	33,415
Amortization of debt issuance costs	326	334
Non-cash lease expense	5,903	5,329
Deferred taxes	17,055	(17,253)
Stock-based compensation expense	78,728	67,906
Interest expense (income), net	321	(854)
Loss on disposal of fixed assets	101	—
Other	771	1,360
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	11,596	10,333
Prepaid expenses and other assets	(36,824)	(12,592)
Trade payables	1,057	617
Accrued expenses and other liabilities	(6,070)	(2,692)
Net cash provided by operating activities	138,457	122,280
Investing activities:
Purchase of property, plant and equipment	(27,952)	(19,792)
Acquisition of businesses, net of cash acquired	(82,578)	—
Purchase of short-term investments	—	(81,937)
Proceeds from maturity of short-term investments	17,753	32,210
Other investing activities	(1,000)	—
Net cash used in investing activities	(93,777)	(69,519)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	630	2,889
Proceeds from common stock issued under employee purchase plan	1,577	1,914
Finance lease payments	(2,944)	(1,940)
Shares repurchased under the Repurchase Program and New Repurchase Program	(132,305)	(50,052)
Payment of excise tax on shares repurchased	(668)	—
Shares repurchased for settlement of employee tax withholdings	(7,095)	(3,088)
Net cash used in financing activities	(140,805)	(50,277)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,109	150
Net (decrease) increase in cash, cash equivalents, and restricted cash	(92,016)	2,634
Cash, cash equivalents, and restricted cash - Beginning of period	293,741	310,257
Cash, cash equivalents, and restricted cash - End of period	$201,725	$312,891

Cash and cash equivalents	$200,729	$311,910
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	—	128
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	996	853
Total cash and cash equivalents and restricted cash	$201,725	$312,891
Supplemental cash flow information:
Cash paid for taxes	$57,717	$36,141
Cash paid for interest	$878	$430
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$5,139	$14,553
Acquisition of equipment under finance lease	$13,805	$—
Capital assets financed by accounts payable and accrued expenses	$35	$82
Stock-based compensation included in capitalized software development costs	$3,190	$1,585
Accrued excise tax on net share repurchases	$971	$—

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Recently Issued Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. Other than the new disclosure requirements, the adoption of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements.

Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40) (“ASU 2024-03”), which expands annual and interim disclosure requirements to include specific information about certain costs and expenses in the notes to its financial statements. The objective of ASU 2024-03 is to provide disaggregated information about a public business entity's expenses to help investors better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2024-03 and 2025-01 on the Company’s Condensed Consolidated Financial Statements.

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in ASU 2025-06 improve the operability of the recognition guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 replaces the legacy recognition framework with management’s considerations on the funding of projects and introduces a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted and the update may be applied either on a prospective, modified prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2025-06 on the Company’s Condensed Consolidated Financial Statements.

3.     Revenue

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Activation	$106,693	$96,791	$310,814	$263,584
Measurement	63,829	58,468	180,155	162,560
Supply-side	18,099	14,297	51,734	40,084
Total revenue	$188,621	$169,556	$542,703	$466,228

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $62.7 million and $62.7 million as of September 30, 2025 and December 31, 2024, respectively.

Remaining Performance Obligations

As of September 30, 2025, the Company had $34.7 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $51.7 million, or 9.5% of the Company’s total revenue for the nine months ended September 30, 2025. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The goodwill and identified intangible assets are not deductible for tax purposes. The Company did not incur any acquisition-related transaction costs for the three months ended September 30, 2025. The Company incurred acquisition-related transaction costs of $1.4 million included in General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2025.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The acquisition of Rockerbox was immaterial to the Company's Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2025, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2024 to September 30, 2025:

(in thousands)
Goodwill at December 31, 2024	$427,621
Business combinations (Rockerbox)	72,098
Foreign exchange impact	17,241
Goodwill at September 30, 2025	$516,960

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,737	$(6,531)	$5,206	$11,732	$(5,966)	$5,766
Customer relationships	169,293	(88,572)	80,721	159,919	(76,961)	82,958
Developed technology	105,695	(83,427)	22,268	91,556	(69,924)	21,632
Total intangible assets	$286,725	$(178,530)	$108,195	$263,207	$(152,851)	$110,356

Amortization expense related to intangible assets for the three months ended September 30, 2025 and September 30, 2024 was $7.9 million and $7.2 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2025 and September 30, 2024 was $23.3 million and $21.6 million, respectively.

Estimated future expected amortization expense of intangible assets as of September 30, 2025 is as follows:

(in thousands)
2025 (for remaining three months)	$6,560
2026	25,980
2027	21,914
2028	18,520
2029	13,966
2030	7,248
Thereafter	14,007
Total	$108,195

The weighted-average remaining useful life by major asset classes as of September 30, 2025 is as follows:

(In years)
Trademarks and brands	7
Customer relationships	5
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the nine months ended September 30, 2025 or September 30, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

6.     Property, Plant and Equipment

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Computers and peripheral equipment	$43,596	$27,552
Office furniture and equipment	6,287	4,943
Leasehold improvements	39,326	36,757
Capitalized software development costs	83,537	55,131
Less accumulated depreciation and amortization	(74,388)	(54,188)
Total property, plant and equipment, net	$98,358	$70,195

For the three months ended September 30, 2025 and September 30, 2024, total depreciation expense was $7.3 million and $4.3 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, total depreciation expense was $19.0 million and $11.8 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $31.6 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, accumulated depreciation related to property and equipment under finance lease obligations totaled $19.3 million and $15.0 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the nine months ended September 30, 2025 or September 30, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost (1)	$3,075	$2,921	$9,028	$8,248
Finance lease cost:
Depreciation of finance lease assets (2)	1,639	493	4,248	1,605
Interest on finance lease liabilities (3)	195	49	585	170
Short-term lease cost (1)	290	294	938	938
Total lease cost	$5,199	$3,757	$14,799	$10,961

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,987	$2,870	$9,343	$7,908
Operating cash outflows from finance leases	$219	$37	$430	$192
Financing cash outflows from finance leases	$1,565	$378	$2,944	$1,940
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2025 and 2024, respectively:

	September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	10.8	11.9
Weighted-average remaining lease term - finance leases (in years)	2.2	1.6
Weighted-average discount rate - operating leases	4.9%	4.8%
Weighted-average discount rate - finance leases	6.0%	5.5%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of September 30, 2025 were as follows:

	September 30, 2025
(in thousands)	Operating Leases	Finance Leases
2025 (for remaining three months)	$3,501	$3,572
2026	12,399	5,856
2027	10,992	5,037
2028	10,885	740
2029	10,703	—
2030	7,189	—
Thereafter	59,976	—
Total lease payments	115,645	15,205
Less amount representing interest	(26,716)	(1,020)
Present value of total lease payments	$88,929	$14,185

There were no impairments of Operating lease right-of-use assets identified during the nine months ended September 30, 2025 or September 30, 2024.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of September 30, 2025
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,243	$—	$—	$9,243

	As of December 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$67,645	$—	$—	$67,645
Short-term investments	$17,805	$—	$—	$17,805

As of September 30, 2025, Cash equivalents consisted of money market funds of $9.2 million. As of December 31, 2024, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $67.6 million.

As of September 30, 2025, the Company had no Short-term investments. As of December 31, 2024, Short-term investments consisted of treasury bills and treasury notes of $17.8 million. As of December 31, 2024, all of the Company’s Short-term investments were contractually due within one year.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of December 31, 2024, the amortized cost of the Company’s treasury bills and treasury notes approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the three and nine months ended September 30, 2025.

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

The New Revolving Credit Facility replaced in full the Company’s prior senior secured revolving credit facility provided under the Second Amended and Restated Credit Agreement, dated as of October 1, 2020 as amended by the First Amendment, dated as March 29, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified (the “Prior Revolving Credit Facility”).

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, there was no outstanding debt under the New Revolving Credit Facility.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

10.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate (“ETR”) based on historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate as a result of changes in items such as forecasted annual pre-tax income, changes to forecasted permanent book to tax differences (e.g., non-deductible expenses), and applicable statutory tax rates.

The Company’s ETR for a particular reporting period may fluctuate from prior periods as a result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated tax settlements with federal, state, or foreign tax authorities, the impact of tax law changes, and the impact of certain discrete events. The Company identifies items that are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.

During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $10.3 million and $23.9 million, respectively, resulting in a respective ETR of 50.3% and 52.9%, that include the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes. During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $11.4 million and $18.6 million, respectively, resulting in a respective ETR of 38.5% and 36.1%.

A valuation allowance has been established against certain U.S. tax loss carryforwards. All other net deferred tax assets have been determined to be more likely than not realizable. The Company regularly reviews its deferred tax assets for recoverability and would establish a valuation allowance if it believed that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations, and the expected timing of the reversals of existing temporary differences.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes significant changes to US corporate tax provisions of the Tax Cuts and Jobs Act of 2017. Notably, it allows an immediate deduction for domestic research and development (“R&D”) expenditures, including an election to immediately deduct certain amounts historically capitalized. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in subsequent years. The provisions which impact the Company in 2025 are principally reflected in the financial statements ended September 30, 2025, and do not have a significant impact on the Company’s 2025 effective tax rate. The immediate expensing of U.S. R&D expenditures is expected to have a favorable impact on the Company’s 2025 domestic cash tax liability.

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:
Net Income (basic and diluted)	$10,202	$18,201	$21,321	$32,831
Denominator:
Weighted-average common shares outstanding	162,031	170,254	163,285	171,060
Dilutive effect of share-based awards	4,466	3,657	4,083	4,808
Weighted-average dilutive shares outstanding	166,497	173,911	167,368	175,868
Basic earnings per share	$0.06	$0.11	$0.13	$0.19
Diluted earnings per share	$0.06	$0.10	$0.13	$0.19

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 9.4 million and 9.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2025, respectively, because they were antidilutive. Approximately 10.7 million and 4.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2024, respectively, because they were also antidilutive.

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

A summary of stock option activity as of and for the nine months ended September 30, 2025 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2024	9,371	$17.49	5.93	$57,646
Options granted	—	—
Options exercised	(186)	3.35
Options forfeited	(281)	31.50
Outstanding as of September 30, 2025	8,904	$17.35	5.23	$24,179
Options expected to vest as of September 30, 2025	748	$25.74	7.20	$—
Options exercisable as of September 30, 2025	8,145	$16.56	5.05	$24,179

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, 86 stock options were exercised and 1,190 market-based and performance-based stock options remain outstanding as of September 30, 2025.

The total intrinsic value of options exercised during the nine months ended September 30, 2025 and September 30, 2024 was $2.3 million and $9.3 million, respectively.

The Company’s board of directors (the “Board”) did not declare or pay dividends on any Company stock during the nine months ended September 30, 2025 and September 30, 2024.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the nine months ended September 30, 2025 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	5,485	$28.71
Granted	7,746	14.24
Vested	(2,536)	23.89
Forfeited	(637)	22.41
Outstanding as of September 30, 2025	10,058	$19.18

The total grant date fair value of RSUs that vested during the nine months ended September 30, 2025 was $60.6 million.

Performance Stock Units (“PSUs”)

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the nine months ended September 30, 2025 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2024	392	$43.00
Granted	1,272	16.74
Vested	(99)	36.14
Forfeited	(13)	28.86
Outstanding as of September 30, 2025	1,552	$22.03

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the nine months ended September 30, 2025 was $3.6 million.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Product development	$10,739	$8,899	$30,394	$26,006
Sales, marketing and customer support	7,932	7,152	24,387	20,591
General and administrative	8,708	6,899	23,947	21,309
Total stock-based compensation	$27,379	$22,950	$78,728	$67,906

As of September 30, 2025, unrecognized stock-based compensation expense was $192.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense related to the ESPP totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.

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

During the three months ended September 30, 2025, the Company repurchased 3.3 million shares of its common stock for an aggregate repurchase amount of $50.1 million under the New Repurchase Program, which included immaterial amounts of broker commissions. During the nine months ended September 30, 2025, the Company repurchased 7.3 million shares of its common stock for an aggregate repurchase amount of $110.1 million under the New Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of September 30, 2025, $90.0 million remained available and authorized for repurchase under the New Repurchase Program. Activity under the New Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 were as follows:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Vendor payments	$14,076	$10,272
Employee commissions and bonuses	36,166	24,465
Payroll and other employee related expense	14,044	10,938
401k and pension expense	554	3,486
Other taxes	5,560	5,371
Total accrued expenses	$70,400	$54,532

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Other Expense (Income), Net

The components of Other expense (income), net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$(954)	$(3,232)	$(3,673)	$(9,822)
Foreign currency exchange loss (gain)	1,048	(893)	(1,502)	1,323
Other miscellaneous expense (income), net	5	(100)	(10)	(62)
Other expense (income), net	$99	$(4,225)	$(5,185)	$(8,561)

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

On May 22, 2025, a purported class action lawsuit was filed against the Company and certain of its current officers in the United States District Court for the Southern District of New York, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between November 10, 2023 and February 27, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business operations. To date, the United States District Court for the Southern District of New York has not certified a class. On September 26, 2025, the court appointed Electrical Workers Pension Fund, Local 103, I.B.E.W. and Teamsters Retirement Pension Plan as lead plaintiffs. The Company carries insurance that is applicable to these claims. The Company intends to vigorously defend against the claims asserted. The Company does not believe it is necessary to record a litigation accrual at this time and any such amount is not reasonably estimable.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured on our software platform, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2025. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended September 30, 2025 and September 30, 2024, we generated 90% and 92% of our revenue, respectively, from advertiser customers. For the nine months ended September 30, 2025 and September 30, 2024, we generated 90% and 91% of our revenue, respectively, from advertiser customers. Advertisers can purchase our solutions through programmatic, social media and CTV platforms to evaluate the quality of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers, social media and CTV platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For the three months ended September 30, 2025 and September 30, 2024, we generated 10% and 8% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. For the nine months ended September 30, 2025 and September 30, 2024, Supply-side revenue comprised 10% and 9% of our revenue, respectively. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually twelve months. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$106,693	$96,791	$9,902	10%	$310,814	$263,584	$47,230	18%
Measurement	63,829	58,468	5,361	9	180,155	162,560	17,595	11
Supply-side	18,099	14,297	3,802	27	51,734	40,084	11,650	29
Total revenue	$188,621	$169,556	$19,065	11%	$542,703	$466,228	$76,475	16%

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

Other expense (income), net.  Other expense (income), net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%	2025	2024	$	%

	(In Thousands)				(In Thousands)
Revenue	$188,621	$169,556	$19,065	11%	$542,703	$466,228	$76,475	16%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,465	29,479	3,986	14	97,557	82,199	15,358	19
Product development	44,842	39,306	5,536	14	136,762	115,506	21,256	18
Sales, marketing and customer support	47,022	40,525	6,497	16	141,594	123,260	18,334	15
General and administrative	26,997	23,039	3,958	17	83,100	68,180	14,920	22
Depreciation and amortization	15,191	11,483	3,708	32	42,275	33,415	8,860	27
Income from operations	21,104	25,724	(4,620)	(18)	41,415	43,668	(2,253)	(5)
Interest expense	467	353	114	32	1,330	818	512	63
Other expense (income), net	99	(4,225)	(4,324)	(102)	(5,185)	(8,561)	(3,376)	(39)
Income before income taxes	20,538	29,596	(9,058)	(31)	45,270	51,411	(6,141)	(12)
Income tax expense	10,336	11,395	(1,059)	(9)	23,949	18,580	5,369	29
Net income	$10,202	$18,201	$(7,999)	(44)%	$21,321	$32,831	$(11,510)	(35)%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	17	18	18
Product development	24	23	25	25
Sales, marketing and customer support	25	24	26	26
General and administrative	14	14	15	15
Depreciation and amortization	8	7	8	7
Income from operations	11	15	8	9
Interest expense	—	—	—	—
Other expense (income), net	—	(2)	(1)	(2)
Income before income taxes	11	17	8	11
Income tax expense	5	7	4	4
Net income	5%	11%	4%	7%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $19.1 million, or 11%, from $169.6 million in the three months ended September 30, 2024 to $188.6 million in the three months ended September 30, 2025. Total revenue increased by $76.5 million, or 16%, from $466.2 million in the nine months ended September 30, 2024 to $542.7 million in the nine months ended September 30, 2025.

Total Advertiser revenue increased by $15.3 million, or 10%, in the three months ended September 30, 2025 as compared to the same period in 2024. The growth was driven primarily by an 12% increase in Media Transactions Measured, partially offset by a 4% decrease in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer. For the nine months ended September 30, 2025, total Advertiser revenue increased by $64.8 million, or 15%, compared to the same period in 2024. The growth was driven primarily by a 17% increase in Media Transactions Measured, partially offset by a 3% decrease in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer.

Activation revenue increased by $9.9 million, or 10%, in the three months ended September 30, 2025, as compared to the same period in 2024. The increase was driven by greater adoption of Authentic Brand Suitability, core programmatic solutions and social media solutions. For the nine months ended September 30, 2025, Activation revenue increased by $47.2 million, or 18%, compared to the same period in 2024, driven by the same factors.

Measurement revenue increased $5.4 million, or 9%, in the three months ended September 30, 2025, as compared to the same period in 2024, driven primarily by greater adoption of social and CTV solutions, as well as the addition of Rockerbox, Inc. (“Rockerbox”). For the nine months ended September 30, 2025, Measurement revenue increased by $17.6 million, or 11%, compared to the same period in 2024, driven by the same factors.

Supply-side revenue increased $3.8 million, or 27%, in the three months ended September 30, 2025, as compared to the same period in 2024, driven primarily by growth from both existing and new platform customers, as well as the addition of new publisher customers. For the nine months ended September 30, 2025, Supply-side revenue increased by $11.7 million, or 29%, compared to the same period in 2024, driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $4.0 million, or 14%, from $29.5 million in the three months ended September 30, 2024 to $33.5 million in the three months ended September 30, 2025. The increase was due primarily to growth in Activation revenue which led to increased partner costs from revenue-sharing arrangements, as well as higher data services and hosting expenses due to increased volume. Cost of revenue increased by $15.4 million, or 19%, from $82.2 million in the nine months ended September 30, 2024, to $97.6 million in the nine months ended September 30, 2025, driven by the same factors.

Product Development Expenses

Product development expenses increased by $5.5 million, or 14%, from $39.3 million in the three months ended September 30, 2024 to $44.8 million in the three months ended September 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $4.3 million and an increase in third party software costs and outsourced consulting and engineering services of $0.5 million to support our product development efforts. Product development expenses increased by $21.3 million, or 18%, from $115.5 million in the nine months ended September 30, 2024 to $136.8 million in the nine months ended September 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $16.8 million and an increase in third party software costs and outsourced consulting and engineering services of $2.6 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $6.5 million, or 16%, from $40.5 million in the three months ended September 30, 2024 to $47.0 million in the three months ended September 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $4.7 million, and an increase in third party professional fees to support marketing and sales activities of $0.3 million. Sales, marketing and customer support expenses increased by $18.3 million, or 15%, from $123.3 million in the nine months ended September 30, 2024 to $141.6 million in the nine months ended September 30, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $15.4 million, and an increase in third party professional fees to support marketing and sales activities of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased by $4.0 million, or 17%, from $23.0 million in the three months ended September 30, 2024 to $27.0 million in the three months ended September 30, 2025. The increase was due primarily to a $4.1 million increase in personnel costs, including stock-based compensation, $2.2 million in third party legal fees related to litigation and regulatory matters outside of the ordinary course, partially offset by a $0.4 million decrease in third party professional fees and a $1.7 million decrease in bad debt expenses related to collection activities. General and administrative expenses increased by $14.9 million, or 22%, from $68.2 million in the nine months ended September 30, 2024 to $83.1 million in the nine months ended September 30, 2025. The increase was largely attributable to a $9.0 million increase in personnel costs, including stock-based compensation, a $2.9 million increase in third party professional fees, $1.7 million of third party professional services related to the acquisition of Rockerbox and our broader acquisition strategy, and $3.3 million of third party legal fees related to litigation and regulatory matters outside of the ordinary course, partially offset by a $1.6 million decrease in bad debt expenses related to collection activities.

Depreciation and Amortization

Depreciation and amortization increased by $3.7 million, or 32%, from $11.5 million in the three months ended September 30, 2024, to $15.2 million in the three months ended September 30, 2025. The increase was due primarily to higher amortization of internally developed software and amortization of acquired intangibles from Rockerbox. Depreciation and amortization increased by $8.9 million, or 27%, from $33.4 million in the nine months ended September 30, 2024, to $42.3 million in the nine months ended September 30, 2025, driven by the same factors.

Interest Expense

Interest expense increased by $0.1 million, from $0.4 million in the three months ended September 30, 2024, to $0.5 million in the three months ended September 30, 2025. Interest expense increased by $0.5 million, from $0.8 million in the nine months ended September 30, 2024, to $1.3 million in the nine months ended September 30, 2025.

Other Expense (Income), Net

Other expense (income), net changed by $4.3 million, from income of $4.2 million in the three months ended September 30, 2024 to expense of $0.1 million in the three months ended September 30, 2025. The change was due primarily to a decrease in interest earned on interest-bearing monetary assets, and to losses from changes in foreign exchange rates. Other expense (income), net changed by $3.4 million, from income of $8.6 million in the nine months ended September 30, 2024 to income of $5.2 million in the nine months ended September 30, 2025.  The change was due primarily to a decrease in interest earned on interest-bearing monetary assets, partially offset by gains from changes in foreign exchange rates.

Income Tax Expense

Income tax expense decreased by $1.1 million from $11.4 million in the three months ended September 30, 2024, to $10.3 million in the three months ended September 30, 2025. The decrease was due primarily to reduced pre-tax earnings in the three months ended September 30, 2025, partially offset by increased unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation. Income tax expense increased by $5.4 million from $18.6 million in the nine months ended September 30, 2024, to $23.9 million in the nine months ended September 30, 2025. The increase was due primarily to an increase in unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Thousands)		(In Thousands)
Net income	$10,202	$18,201	$21,321	$32,831
Net income margin	5%	11%	4%	7%
Depreciation and amortization	15,191	11,483	42,275	33,415
Stock-based compensation	27,379	22,950	78,728	67,906
Interest expense	467	353	1,330	818
Income tax expense	10,336	11,395	23,949	18,580
M&A and restructuring (recoveries) costs (a)	(10)	—	1,656	—
Offering and secondary offering costs (b)	—	—	—	68
Other costs (c)	2,187	—	3,705	—
Other expense (income) (d)	99	(4,225)	(5,185)	(8,561)
Adjusted EBITDA	$65,851	$60,157	$167,779	$145,057
Adjusted EBITDA margin	35%	35%	31%	31%

(a)	M&A and restructuring costs for the three and nine months ended September 30, 2025 consist of third party professional service costs related to the acquisition of Rockerbox and to our broader acquisition strategy.
(b)	Offering and secondary offering costs for the nine months ended September 30, 2024 consist of third party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other costs for the three and nine months ended September 30, 2025 consist of expenses incurred with respect to litigation and regulatory matters outside of the ordinary course and costs related to the early termination of an office lease.
(d)	Other expense (income) for the three and nine months ended September 30, 2025 and September 30, 2024 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2025, we had cash and cash equivalents of $200.7 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $156.3 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of September 30, 2025, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

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

All obligations under the New Revolving Credit Facility are guaranteed by the Company pursuant to the Guarantee Agreement. The New Revolving Credit Facility contains customary affirmative and negative covenants, including restrictions on, among other things: paying dividends or purchasing, redeeming or retiring capital stock applicable to the Credit Group; granting liens; incurring or guaranteeing additional debt; making investments and acquisitions; entering into transactions with affiliates; entering into any merger, consolidation or amalgamation or disposing of all or substantially all property or business; and disposing of property, including issuing capital stock.

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2025.

As of September 30, 2025, there was no outstanding debt under the New Revolving Credit Facility.

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

Repurchases under the Repurchase Program commenced in June 2024. During the year ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock for an aggregate repurchase amount of $128.0 million under the Repurchase Program. During the three months ended March 31, 2025, the Company repurchased an additional 1.1 million shares for $22.2 million, utilizing the remaining authorization under the Repurchase Program.

Repurchases under the New Repurchase Program commenced in March 2025. During the three months ended March 31, 2025, the Company repurchased 4.0 million shares of its common stock for an aggregate repurchase amount of $60.0 million under the New Repurchase Program. During the three months ended September 30, 2025, the Company repurchased 3.3 million shares of its common stock for an aggregate repurchase amount of $50.1 million under the New Repurchase Program.

During the nine months ended September 30, 2025, the Company repurchased a total of 8.4 million shares of its common stock for an aggregate repurchase amount of $132.3 million under both repurchase programs. As of September 30, 2025, $90.0 million remained available and authorized for repurchase under the New Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(In Thousands)
Cash flows provided by operating activities	$138,457	$122,280
Cash flows used in investing activities	(93,777)	(69,519)
Cash flows used in financing activities	(140,805)	(50,277)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,109	150
(Decrease) increase in cash, cash equivalents, and restricted cash	$(92,016)	$2,634

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

For the nine months ended September 30, 2025, cash provided by operating activities was $138.5 million, attributable to net income of $21.3 million, adjusted for non-cash charges of $147.4 million and $30.2 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $42.3 million in depreciation and amortization and $78.7 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $11.6 million decrease in trade receivables, offset by an increase in prepaid expenses and other assets of $36.8 million due mainly to increases in prepayments, and a $5.0 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of income tax payments.

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

Investing Activities

For the nine months ended September 30, 2025, cash used in investing activities was $93.8 million, including $82.6 million attributable to the acquisition of Rockerbox, $28.0 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $17.8 million attributable to proceeds from maturities of short-term financial instruments. For the nine months ended September 30, 2024, cash used in investing activities was $69.5 million, including $81.9 million attributable to investments in short-term financial instruments and $19.8 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $32.2 million attributable to proceeds from the maturity of short-term financial instruments.

Financing Activities

For the nine months ended September 30, 2025, cash used in financing activities of $140.8 million was due primarily to $132.3 million related to shares repurchased under the Repurchase Program and New Repurchase Program and $7.1 million related to shares repurchased for settlement of employee tax withholding. For the nine months ended September 30, 2024, cash used in financing activities of $50.3 million was primarily due to $50.1 million related to shares repurchased under the Repurchase Program.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action Lawsuit: On May 22, 2025, a purported class action lawsuit was filed against the Company and certain of its current officers in the United States District Court for the Southern District of New York, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between November 10, 2023 and February 27, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business operations. To date, the United States District Court for the Southern District of New York has not certified a class. On September 26, 2025, the court appointed Electrical Workers Pension Fund, Local 103, I.B.E.W. and Teamsters Retirement Pension Plan as lead plaintiffs. The Company carries insurance that is applicable to these claims. The Company intends to vigorously defend against the claims asserted and does not believe it is necessary to accrue a litigation reserve at this time.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2025:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)	Per Share (2)	Programs (1)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
July 1 - 31	—	$—	—	$140,000
August 1 - 31	3,258	15.35	3,258	90,000
September 1 - 30	—	$—	—	$90,000
Total for the three months ended September 30, 2025	3,258		3,258

(1) On November 6, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to $200 million of the Company’s outstanding common stock under the New Repurchase Program, which amount is in addition to the initial Repurchase Program previously approved by the Board in May 2024. Under the New Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The New Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion. Refer to “Results of Operations” for further information on the New Repurchase Program.

(2) Excludes other costs such as broker commissions and the accrued excise tax imposed by the Inflation Reduction Act of 2022.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1

Amended and Restated Employment Agreement, dated as of July 21, 2025, by and between Mark Zagorski and DoubleVerify Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 23, 2025 (SEC File No. 001-40349))

10.2†	Executive Separation Agreement, dated as of September 15, 2025, by and between Julie Eddleman, DoubleVerify Inc. and DoubleVerify Holdings, Inc.

10.3†	Consulting Agreement, dated as of September 15, 2025, by and between Julie Eddleman and DoubleVerify Inc.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 7, 2025

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)