Form 10-K
period 2025-12-31
DoubleVerify Holdings, Inc.
filed 2026-02-26
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,040,086,166 based upon the closing price reported for such date on the New York Stock Exchange (“NYSE”). The number of shares of Registrant’s Common Stock outstanding as of February 19, 2026 was 161,987,971.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. These factors include, without limitation:

•	our ability to respond to technological developments, evolving industry standards or shifting advertiser preference, which may make our solutions obsolete or less competitive;

•our ability to compete in our highly competitive market;

•our ability to retain existing customers, obtain new customers and generate revenue from new customers;

•	system failures, security breaches, cyberattacks or other unforeseen events that could interrupt the operation of our platform and data centers;
•	our use of artificial intelligence and machine learning models;
•	our reliance on demand- and supply-side advertising platforms, ad servers and social platforms to accept and integrate with our technology;
•	economic downturns and unstable market conditions;

•our ability to integrate businesses acquired;

•	acquired businesses may disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention;

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

•	our ability to retain our management team and other key personnel and to hire additional qualified personnel;
•	scrutiny of our corporate social responsibility practices and meeting stakeholders’ evolving expectations relating to such practices;
•	the application, interpretation, and enforcement of data privacy legislation and regulation on digital advertising and privacy and data protection;
•	the impact of public criticism of digital advertising technology on our business, including digital advertising on social media platforms;
•	the assertion of third-party intellectual property rights against us and our ability to protect and enforce our intellectual property rights;

•our ability to manage our business and conduct our operations internationally;

•our exposure to foreign currency exchange rate fluctuations;

•	our use of “open source” software could subject our technology to general release, require us to re-engineer our platform or subject us to litigation;

•seasonal fluctuations in advertising activity;

•our ability to sustain historical growth rates;

•	adverse developments in the tax laws and regulations, or disagreements with our tax positions, in the multiple jurisdictions in which we are subject to taxation;

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

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

We hold various service marks, trademarks and trade names, such as DoubleVerify, our logo design, DV Authentic Ad, DV MAP, DV Performance AdVantage, DV Authentic Attention, DV Pinnacle, and Authentic Brand Suitability, that we deem particularly important to the marketing activities conducted by each of our businesses. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This Annual Report on Form 10-K also contains trademarks, service marks and trade names of other companies which are the property of their respective holders. We do not intend our use or display of such names or marks to imply relationships with, or endorsements of us by, any other company.

PART I

Item 1. Business

Our Company

We are one of the industry’s leading media effectiveness platforms that leverages artificial intelligence (“AI”) to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. As the global digital advertising market has evolved, we have continued to expand our capabilities since our founding in 2008 through new product innovation and partnerships across emerging programmatic media buying platforms and digital media channels, including social and CTV.

The advertising industry continues to experience an expanding array of digital channels and platforms. Aggregating self-reported data from a large number of publishers, social channels and programmatic platforms across an advertiser’s digital ad spend makes it difficult for the advertiser to form an accurate, unbiased view of how and where its ad budget is spent and the effectiveness of that spend. As ad fraud has proliferated across the Internet and other digital channels and advertisers provide even greater focus on finding content that is aligned with their brand strategy, advertisers are utilizing independent, third-party solutions to protect their brand equity and optimize the performance of their digital media investments.

Our technology addresses advertiser needs by providing unbiased data analytics that enable advertisers to increase the effectiveness, quality and return on their digital advertising investments while maintaining transparency and accountability. Our proprietary DV Authentic Ad metric is our definitive metric of digital media quality, which measures whether a digital ad is displayed in a fraud-free, brand-suitable environment and is fully viewable in the intended geography. Our solutions deliver this metric to our customers in real time, allowing them to access critical performance data on their digital ads. Customers then leverage our data analytics to improve the efficiency of their digital advertising investments by avoiding wasted media spend on blocked or fraudulent ads and to optimize their media strategies in real time by verifying their highest performing ads and content.

Our solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels (including social, video, mobile in-app and connected TV (“CTV”)), formats (including display and video) and devices (including mobile, desktop and connected televisions). We collected and analyzed data points on the approximately 9.5 trillion Media Transactions Measured (as defined below) by us in 2025, up from 8.3 trillion Media Transactions Measured in 2024 and 7.0 trillion in 2023. We also analyze more than 23 billion digital ad transactions daily, measuring whether ads are delivered in a fraud-free, brand-suitable environment and are fully viewable in the intended geography. Our solutions and unique position in the advertising ecosystem allow us to develop a significant data asset that accumulates over time as we measure an increasing number of media transactions. We are able to leverage our data asset across our existing solutions as well as expand the data asset to launch new solutions that address the evolving needs of advertisers.

Our blue-chip customer base includes many of the largest global brands. We serve over 2,500 customers that are diversified across all major industry verticals, including consumer packaged goods, financial services, telecommunications, technology, automotive and healthcare. In 2025, we had 131 customers who each represented at least $1 million of annual revenue, up from 110 such customers in 2024 and 93 such customers in 2023, with no customer representing more than 10% of our revenue in 2025, 2024 or 2023. In addition to locations in which we currently have a remote or contracted workforce, we serve our customers globally through our offices or commercial operations in 32 locations across 26 countries, including the United States, the United Kingdom, Israel, Singapore, Australia, Brazil, Germany and the United Arab Emirates.

We generate revenue from our advertising customers based on the volume of media transactions, or ads, that our solutions measure (“Media Transactions Measured”), for which we receive an analysis fee (“Measured Transaction Fee”), enabling us to grow as our customers increase their digital ad spend and as we integrate into new channels and platforms. We have long-term relationships with many of our customers, with an average relationship of approximately nine years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base. We are also able to increase revenue per customer as we introduce new solutions, which has resulted in a compounded annual growth rate in average revenue for our top 100 customers of 20% from 2022 to 2025. With respect to our overall business, we have delivered strong historical revenue growth, with a compounded annual growth rate of over 18% from 2022 to 2025.

Our Industry

We believe that our business benefits from many of the most significant trends in digital marketing and advertising, including:

Continued Growth in Digital Ad Spend and Programmatic Ad Buying. Magna Global estimated that global digital ad spend, excluding search, reached $378 billion in 2025 and is expected to grow to $518 billion by 2029. We believe digital spend will continue to grow as new distribution channels and advertising formats emerge that enable advertisers to more effectively reach their target audiences. Advertisers continue to leverage digital media buying through programmatic platforms, which automate the digital ad buying process through the use of computer algorithms and deliver targeted advertisements utilizing vast data sets. Programmatic ad buyers and trading platforms benefit from consistent access to high quality and accurate data and analytics to improve purchasing decisions and optimize the efficacy of their ads. Furthermore, advertisers value having a single, unified data source for all of their digital media transactions that they can leverage to help make real-time decisions on programmatic ad placements across all channels and formats.

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

Importance of Content Alignment and Brand Reputation. Advertisers continue to prioritize maintaining the reputation of their brands and finding content environments that align with their ad campaign strategies. The context in which an ad is placed is a critical component of managing brand reputation and advertisers continue to utilize scalable, sophisticated brand suitability solutions to establish centralized controls for consistent enforcement of their policies and ensure effective use of their global digital media spend.

Desire to Improve Media Quality and Effectiveness. Media quality is foundational to performance. The significant growth in digital advertising has resulted in wasted ad spend due to ads that are never seen as a result of continually evolving ad fraud activities, including bots, fake clicks and fraudulent web sites. New and sophisticated schemes, particularly across emerging channels such as CTV and mobile in-app, are uncovered each day. We have identified nearly 35,000 fraudulent CTV/mobile apps as of December 31, 2025. In addition, even when an ad is verified to be fraud-free, there is no certainty that it is actually viewable or aligned with a brand’s standards. To drive tangible business outcomes for advertisers, we offer robust measurement solutions to validate the performance of their marketing campaigns, advanced signals like attention and context to highlight inventory that demonstrates user engagement, interest and intent, and dynamic AI optimization to inform media buying strategies predictive of key performance indicator achievement.

Artificial Intelligence. Generative AI tools are powerful and accessible to everyone - including bad actors. AI is being used to populate content farms, exacerbating the proliferation of clickbait articles, made-for-advertising (“MFA”) and low-quality content and inaccurate and misleading information. The rapidly-evolving, AI-powered internet will amplify advertisers’ need to protect media quality and we believe that we offer the most robust and granular brand suitability avoidance and measurement solutions in the industry, including the industry’s first comprehensive toolkit for MFA and AI generated content classification, measurement and protection. Our solutions seek to ensure that advertisers’ marketing efforts are strategically aligned with brand goals and values, to foster deeper consumer engagement and trust, while also optimizing investments and performance.

Our Strengths

We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:

Best-in-Class Solutions. Our technology stack enables us to develop proprietary advertising performance metrics on each digital ad transaction. This precision sets us apart from our competitors and allows us to combine and deliver performance measurements across fraud, brand suitability, viewability and geography into a single, unique metric (the DV Authentic Ad), as well as the flexibility to disaggregate and analyze the individual measurements for each delivered ad.

Broad Ecosystem Coverage. We provide comprehensive performance measurement metrics across all key digital channels where our customers advertise and deliver them through the major platforms through which they purchase advertising. As new media formats emerge, the strength of our solutions and the flexibility of our solutions allow us to seamlessly onboard new integration partners and secure new partnerships as selling channels for our solutions.

Powerful Network Effect Fueled by a Robust and Scalable Data Asset. Our solutions and unique position in the advertising ecosystem allows us to develop a significant data asset that accumulates over time as we measure an increasing number of media transactions. The knowledge from the billions of detailed data points we gather daily has enabled us to develop an extensive data asset that we leverage across our existing solutions as well as expand the data asset to launch new solutions that address the evolving needs of advertisers. The strength of our solutions attracts new customers which increases the ad transactions we measure and data we collect, further strengthening the value of our network.

Compelling Value Proposition Driving High Customer ROI. We enable our customers to optimize return on their marketing investments for a fraction of the underlying media cost. Our unique data analytics are used by our advertiser customers to identify the highest performing ad inventory. In addition, our solutions help our customers preserve one of their most important and invaluable assets - brand reputation - by ensuring ads are not shown near content that is inconsistent with their brand strategy and values.

Track Record of Successful Product Innovation. We have a track record of developing new solutions for our customers that provide increased relationship value and drive incremental average revenue per customer, thereby deepening our competitive edge.

Loyal and Growing Customer Base. Our customers currently include a majority of the top global advertisers, according to Ad Age. In each of the years 2022-2025, we maintained over 95% gross revenue retention rates across our customer base and in 2025 retained 99% of our top 75 customers. With this foundation, we were able to drive net revenue retention of 109% in 2025, 112% in 2024 and 124% in 2023 through increased advertising volume and the successful launch of newly-introduced solutions.

Scaled and Profitable Business Model. We have an attractive operating model, driven by the scalability of our solutions, the consistent nature of our revenue, our significant operating leverage and low capital intensity. Our solutions allow us to provide large-scale data analytics to customers around the world seamlessly and cost-effectively. We are able to scale our solutions efficiently and with limited incremental cost for new customers and additional solutions. We have grown our business while also achieving profitability, demonstrating the strength of our solutions and business model. For additional detail on costs of sales excluding depreciation and amortization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Well-Aligned with Privacy Restrictions. We believe that we are well-positioned to benefit from broader government regulations and changing industry privacy standards that increasingly restrict the collection and use of personal data for advertising purposes. Our core software does not rely on third-party cookies, persistent identifiers or cross-site tracking technology to deliver our measurement and analytics solutions. Additionally, the core contextual data set that we use to provide our measurement and analytics solutions can also provide advertisers with an alternative source of data to deliver targeted advertising.

Our Solutions

The DV Authentic Ad

The DV Authentic Ad is our definitive metric of digital media quality, which evaluates the existence of fraud, brand suitability, viewability and geography for each digital ad:

●	Fraud: Our solutions are designed to safeguard advertisers against increasingly sophisticated invalid digital traffic, such as bot fraud, site fraud, malware (including adware), and app fraud. We continuously monitor and analyze billions of delivered digital ads on a daily basis for aberrant activity in order to detect new fraud schemes. Each day, we identify over 24 million active fraudulent device signatures, distributing them to our partners nearly 100 times per day.
●	Brand Suitability: Our customers use the data analytics that our solutions provide to identify desired contexts and help prevent their ads from appearing next to content that does not align with their campaign and brand strategies. Our brand suitability solutions evaluate the context of a webpage including the URL and the specific content. Our approach combines rich content ontology and proprietary artificial intelligence tools with human expertise to appropriately categorize content across over 40 languages. We offer brands the ability to dynamically configure over 100 avoidance categories, such as natural disasters, sensitive breaking news, politics, crime and violence, allowing brands to curate environments for their ads to be delivered. Customers can use our extensive content categories to identify desired contexts for their ads, without relying on third-party cookies, persistent identifiers or cross-site tracking technology. We also offer Authentic Brand Suitability, which is an enhanced set of contextual solutions that can be deployed across multiple programmatic platforms.
●	Viewability: Digital ads are frequently obscured, paused before fully delivered or placed in locations that are out of view from the intended recipient. We help our customers determine if their ads are in-view by the recipient of each advertisement by providing advanced viewability metrics, including average time-in-view, key message exposure and video player size. Our solutions also leverage our historical data to predict the viewability of ads to optimize programmatic buying decisions.
●	Geography: Many of our customers run distinct media campaigns that are targeted toward distinct geographic regions. The intended geography of these media campaigns may be specified due to the content or offer of the digital ad, the language in which it is presented or for regulatory and compliance reasons. Our customers leverage our solutions to ensure that their geographic targeting requirements are met and that there is language alignment between the digital ad and the intended geographic region.

DV Authentic Attention

DV Authentic Attention is DoubleVerify’s MRC-accredited, privacy-friendly attention measurement solution that provides actionable, comprehensive data to drive campaign performance - from the impact of an ad’s presentation to key dimensions of consumer engagement. Developed in 2020 and released in February 2021, this rich dataset enables granular attention measurement and campaign optimization at scale.

Building on the data we aggregate to deliver our definitive media quality metric, the DV Authentic Ad, DV Authentic Attention analyzes data points on the exposure of a digital ad and consumer’s engagement with a digital ad and device - in real-time. For exposure, DV Authentic Attention evaluates an ad’s entire presentation, quantifying its intensity and prominence through metrics that include viewable time, share of screen, video presentation, audibility, and more. For engagement, DV Authentic Attention analyzes key user-initiated events that occur while the ad creative is exposed, including user touches, screen orientation, video playback, and audio control interactions. Exposure and Engagement ladder up into the DV Attention Index, an overarching measure of attention that provides key insights into campaign performance. Our customers use DV Authentic Attention to predict which ads will impact consumers and drive outcomes, enabling them to make changes to their media strategies in real time.

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

Rockerbox

In March 2025, we acquired Rockerbox, Inc. (“Rockerbox”), a global leader in marketing attribution. Rockerbox enables advertisers to unify cross-channel conversion and spend data and apply advanced multi-touch attribution, marketing mix modeling and incrementality testing to measure and optimize the impact of advertising on real business outcomes. Our Rockerbox offerings empower brands to better understand the full customer journey across channels and devices, enabling more informed media investment decisions and performance optimization.

DV Authentic AdVantage

Launched in June 2025, DV Authentic AdVantage is our AI-powered performance optimization solution designed to help advertisers improve campaign outcomes across proprietary video platforms. Building on our media quality measurement and verification capabilities, DV Authentic AdVantage integrates our core quality controls with Scibids AI technology to dynamically guide media delivery toward higher-quality inventory in real time. By leveraging predictive decisioning informed by media quality and performance signals, DV Authentic AdVantage enables advertisers to actively optimize media performance to drive greater efficiency, suitability, and return on advertising spend at scale.

Supply-Side Solutions

We provide our software solutions and data analytics to publishers and other supply-side customers, such as retail media networks, to enable them to maximize revenue from their digital advertising inventory. Supply-side advertising platforms (such as ad networks and exchanges) utilize our data analytics to validate the quality of their ad inventory and provide metrics to their customers to facilitate the targeting and purchasing of digital ads. We also provide the DV Publisher Suite, a unified solution for digital publishers to manage revenue and increase inventory yield by improving video delivery, identifying lost or unfilled sales, and better aggregate data across all inventory sources. The DV Publisher Suite provides the following features to publishers:

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

Integration and Channel Partnerships

Our technology is integrated with leading digital advertising technology channels, supporting the distribution of our solutions and enabling us to analyze a broad footprint of data and deliver a comprehensive analysis for our customers. These digital ecosystem integrations are highly complex, requiring significant time and capital to develop, and they are a key driver of our success by creating highly scalable network effects. Our position as a strong, independent analytics partner has enabled us to integrate with key global platforms, including social channels, many of whom are very selective in granting third parties access to their technology environments. As new media formats emerge, the strength of our solutions and the flexibility of our software platform allows us to efficiently onboard new integration partners and secure new partnerships as selling channels for our solutions. Further, as we build new product sets, these flexible integrations and partnerships allow for seamless distribution of new services on existing partner platforms. We maintain a team of dedicated business development professionals who manage existing partnerships and develop new channels.

Select integration and channel partners include:

●	Demand-Side Platforms: Amazon, Google, The Trade Desk, Yahoo, Nexxen, Infillion, Adobe, StackAdapt
●	Ad Platforms and Exchanges: Line Yahoo, Magnite, Teads, Epsilon, Nexxen, Taboola, Criteo
●	Ad Servers and Ratings/Workflow Platforms: Innovid, Google, MediaOcean Prisma, Amazon and Microsoft
●	Social Platforms: Facebook, Instagram, YouTube, TikTok, X (formerly Twitter), Snapchat, and Pinterest
●	CTV: Amazon, Netflix, Disney+, Hulu and Roku

Our advertising customers purchase the Company’s programmatic solutions through a Demand-Side Platform. Demand-Side Platforms have technology to manage an advertiser’s bidding process on exchanges that facilitate the buying and selling of advertising inventory from multiple advertising networks. Customers leverage the Company’s solutions on Demand-Side Platforms to enable the advertiser to evaluate the quality of advertising inventory up for bid on an advertising exchange. To make the Company’s solutions available to advertiser customers through a Demand-Side Platform, the Company enters into agreements with programmatic partners that allow our technology to be integrated into the Demand-Side Platform and enable customers to access our solutions through the platform. Under the terms of these agreements with Demand-Side Platforms, the programmatic partner collects fees from the Company’s advertiser customers and remits them to the Company. Because our advertiser customers obtain control of the Company’s solutions to inform their purchasing decision, rather than the programmatic partners providing access to the Demand-Side Platform, the Company records revenue for the gross amounts paid by its advertiser customers for these Company-provided solutions, and the amounts retained by the programmatic partners are recorded by the Company as a cost of sales.

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

As of December 31, 2025, we had 483 professionals on our Commercial organization teams, of which 206 were sales professionals, 50 were marketing professionals and 227 were account managers and customer support representatives. Our sales, marketing and customer support expenses were $190.8 million, $167.5 million and $126.0 million for each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

Product Development

Ongoing product innovation is central to our business. Rapid advancement of our product capabilities has enabled our business to meet customer needs in the dynamic digital advertising landscape. Through our innovation, we have been able to continuously add new capabilities to our solutions.

Our engineering and technology team, consisting of 362 employees as of December 31, 2025, is responsible for the development of software and the operations of our infrastructure. We use an agile development process with automated quality assurance, deployment and post-deployment testing to rapidly build, test and deploy new functionality.

Our product team, consisting of 177 employees as of December 31, 2025, is responsible for working with our sales, account management, marketing and business development teams to understand customer input, assess the market opportunity and define the product roadmap. This team is structurally aligned with our engineering organization to ensure there is direct accountability for all aspects of research and product development. Our team includes expert linguists, content classification analysts, fraud researchers and other supporting operational roles which provide the domain expertise and ongoing product development to ensure the highest possible quality of our technology. Product development is conducted throughout our eight research and development centers.

Our product development expenses were $178.4 million, $153.0 million and $125.4 million for each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023. We intend to continue to invest in our research and development capabilities to cover a broader range of products, customers and geographies.

Technology

Our technology is designed to provide our customers with precise, real-time decision-making and measurement data across their digital advertising campaigns.

Our commitment to providing innovative and accurate advertising data and analytics is accomplished through the following core technology components:

●	Configurable Settings: We have built a flexible configuration profile and settings distribution solution that allows customers to apply our software to their unique needs and brand preferences. Our flexible technology ensures that new campaigns and configurations are distributed across our global infrastructure in minutes.
●	Omni-Channel Display and Video Measurement Tags: We have built video and display measurement tags that seamlessly operate in any format or device, enabling simple tagging processes that minimize customer trafficking needs.
●	Advanced Owned & Operated Semantic Science Technology: Our owned and operated semantic science technology provides accurate and granular content classifications using machine learning and an ontology of over 185,000 distinct content topics.
●	AI Driven Classification: Universal Content Intelligence is our content classification engine that powers expansive content categorization online based on policy definitions and AI technology. We employ a holistic classification approach by analyzing key types of content, including visual, audio, speech, text and link elements.
●	Deterministic, Cross-Channel Fraud and Invalid Traffic Identification: We operate multiple proprietary fraud and invalid traffic detection models that benefit from the scale of the ads we analyze on a daily basis. Our fraud lab includes a dedicated team of data scientists, mathematicians and analysts from the cyber-fraud prevention community and we leverage AI, machine learning and manual review to detect new forms of fraud. Fraud signature updates are distributed into our serving infrastructure and to our partners nearly one hundred times per day to ensure maximum real-time protection for our customers and the deterministic nature of our algorithms helps to systematically assess risk.
●	Deeply Embedded Technology: Our technology is deeply embedded into major platforms and partners that provide direct, programmatic and social advertising. These integrations represent years of collective development, joint integration and ongoing quality assurance work between us and our partners.
●	Unified Analytics: Our customized analytics provide unified insights and analytics to both the digital advertising buyer and seller on every measured ad. We operate customized analytics dashboards, configurable insights and data delivery engines and data integrations that maximize the utility of the data produced by our software.
●	Privacy Framework: We have built a privacy framework that is directly integrated into our measurement technology. This framework allows us to modify our solutions in real-time based on the regulatory jurisdiction and data collection consent status of each individual measured ad.
●	Dedicated Information Security: We host a large quantity of our customer media campaign data. We maintain a comprehensive information security program designed to ensure the security and integrity of our systems and our customers’ data. Our security program includes network intrusion monitoring and detection sensors deployed throughout our infrastructure and we leverage multiple vendors and a dedicated staff to provide 24/7 monitoring of our network. In addition, we obtain third party security assessments and audits of our infrastructure and security.
●	Reliable, Scalable and Redundant Infrastructure: We operate a global proprietary and redundant infrastructure that is highly available, fault tolerant and capital efficient.

Certifications and Accreditations

Digital advertising measurement is subject to numerous governing industry standards, guidelines and best practices. Supporting these standards are organizations that conduct audit-based accreditations and other certification processes for media measurement products and to renew accreditations on an annual basis. We have received accreditations and certifications from a wide range of industry bodies, including the Media Rating Council (MRC), a U.S. based independent organization that audits and accredits media measurement products and data sources, Trustworthy Accountability Group and Japan Joint Industry Committee for Digital Advertising Quality (JICDAQ). In addition, as part of our ongoing commitment to privacy compliance and data governance, we have achieved certifications for Asia-Pacific Economic Cooperation (APEC) Cross Border Privacy Rules (CBPR), and Privacy Recognition for Processors (PRP) through TrustArc. In 2022, we also achieved ISO 27001:2013 certification for our information security management system. In 2024, we further enhanced our privacy program by adding TrustArc’s Enterprise Privacy Certification and expanding our ISO 27001:2013 to include ISO 27701:2019, the privacy specific add-on to ISO 27001:2013.

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

Competition

We operate in an evolving, competitive end market with multiple different types of competitors. Ad platform partners that offer their own measurement and performance solutions for ads placed through their ad buying tools, such as The Trade Desk, Meta and Google, as well as other digital ad measurement providers, including Integral Ad Science, Scope3, Zefr, Nielson, Comscore and Protected Media constitute our primary competitors. Additionally, there are several companies that provide point solutions that address individual aspects of digital ad measurement and performance, such as HUMAN, Peer 39, Mobian and Pixability, or geographically focused companies.

We believe the principal competitive factors in our market include the following:

●	the ability to provide an independent, unified and consistent MRC-accredited measurement of digital ads across all formats and channels;
●	the ability to provide accurate and reliable data insights on the brand suitability, existence of fraud, viewability and performance of digital ads;
●	the ability to innovate and adapt product offerings to emerging digital media technologies and offer products that meet changing customer needs;
●	the ability to support large, global customers and develop and maintain complex integrations with key partners across the digital advertising ecosystem;
●	the ability to achieve and maintain industry accreditations; and
●	the ability to collect this data across all key platforms and provide independent analytics to our customers.

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

We have four registered U.S. patents, six international patents and one pending patent application. We also hold various service marks, trademarks and trade names, including DoubleVerify, our logo design, DV Authentic Ad, DV Authentic Attention, DV Pinnacle and Authentic Brand Suitability, that we deem important to our business. We have over 20 registered U.S. trademarks and over 10 trademarks that we have registered in various jurisdictions abroad.

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

Culture and Values

We believe we drive innovation and competitive success in digital advertising through fostering a wide range of ideas, viewpoints and insights in our workforce. Our values - Passion, Accountability, Collaboration and Trailblazing - are integral to our business strategy and focus on building capabilities, investing in our people, using data to scale progress and creating safe spaces.

Employee Metrics

We believe that attracting, engaging, and retaining top talent is crucial to our continued success. We have 1,231 employees around the world who are the driving force of our innovation and success. Approximately 42% of our employees are located outside of the Americas. We also incorporate contracted resources to expand the reach of our full-time workforce.

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

We are dedicated to the health, safety, and wellness of our employees, as each is integral to our success as an organization. We provide our employees and their families with access to a variety of programs, including access to online mental health resources and wellness expense reimbursements.

Regulatory Matters

Like other advertising technology companies in the verification and media effectiveness space, our business is subject to U.S. and foreign laws and regulations related to data security and privacy. Laws restricting the collection, processing and use of personal data have been enacted in numerous states in the U.S., including California (the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights and Enforcement Act (“CPRA”)), the U.K. (the General Data Protection Regulation (“UK GDPR”), Brazil (the Brazilian General Data Protection Law) and Europe (the General Data Protection Regulation (“EU GDPR”) and elsewhere. Some of these data protection laws may have different requirements than those in the U.S., which may result in inconsistent requirements and differing interpretations across jurisdictions. As a general matter, our core software does not rely on third-party cookies, persistent identifiers or cross-site technology, but components of our technology depend in part on the receipt, processing, storage and/or use of personally identifiable information. Therefore, existing and future data security and privacy laws may affect our ability to implement our business models effectively.

Governments, privacy advocates and class action attorneys are increasingly scrutinizing companies for compliance with data privacy requirements and the sufficiency of existing frameworks. Among the most sensitive topics recently being debated is the issue of the transfer of personally identifiable information between countries (known as onward transfers), with a particular focus on transfers from the European Union (“EU”) to the United States. As of 2023, EU and U.S. officials announced an agreement on and the enactment of the “Data Privacy Framework” or “DPF,” and the DPF was also adopted by the United Kingdom (“UK”) and Switzerland. Participating companies are able to rely on the DPF to support data transfers to the United States. The Company joined the EU-US, UK-US and Swiss-US DPF in the summer of 2023. While the enactment of the DPF has relieved some concerns around the issue of data transfers to the United States with respect to our core business, the framework has been challenged by several activists claiming it is insufficient to safeguard EU citizens’ personal data in the United States. Successful legal challenge could cause uncertainty around the feasibility of transfers of personal data from the EU, the UK and Switzerland, to the United States, and has the potential to adversely affect our operations and business.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky:

●	If we fail to respond to technological developments, evolving industry standards or shifting advertiser preference, our solutions may become obsolete or less competitive.

●	The market in which we participate is highly competitive.

●	System failures, security breaches, cyberattacks or other unforeseen events could interrupt the operation of our platform and data centers and significantly harm our business, financial condition and results of operations.

●	We may face risks associated with our use of artificial intelligence and machine learning models.

●	Our solutions rely on integrations with demand- and supply-side advertising platforms, ad servers and social platforms.

●	Economic downturns and unstable market conditions could adversely affect our business, financial condition and results of operations.

●	We have completed several acquisitions in the past and may consummate additional acquisitions in the future, which may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

●	We are subject to payment-related risks, and if our ability to accurately and timely collect payments is impaired, our business, financial condition and results of operations may be adversely affected.

●	Defects, errors or inaccuracies associated with our solutions could negatively impact our business, financial condition and results of operations.

●	We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a contractual agreement, making it difficult to project when, if at all, we will generate revenue from new customers.

●	We depend on our management team and other key personnel to manage our business effectively, and if we are unable to retain such key personnel or hire additional qualified personnel, our ability to compete could be harmed.

●	Increasing scrutiny and evolving expectations from customers, employees, regulators and other stakeholders with respect to our corporate social responsibility (“CSR”) practices may expose us to new or additional risks.

●	Data privacy legislation and regulation on digital advertising and privacy and data protection may adversely affect our business.

●	Public criticism of digital advertising technology in the U.S. and internationally, including digital advertising on social media platforms, could adversely affect the demand for and use of our solutions.

●	The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

●	An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation, expensive licenses or other impacts to our business.

●	We are exposed to the risks of operating internationally.

●	Exposure to foreign currency exchange rate fluctuations could negatively impact our results of operations.

●	Our use of “open source” software could subject our technology to general release or require us to re-engineer our platform, or subject us to litigation, which could harm our business, financial condition and results of operations.

●	Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

●	Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

●	Our revenues and results of operations may fluctuate in the future. As a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Risks Relating to Our Business

If we fail to respond to technological developments, evolving industry standards or shifting advertiser preference, our solutions may become obsolete or less competitive.

Our success depends in part on our ability to develop new solutions and modify or enhance our existing platform in order to meet customer needs, maintain and add functionality and address technological advancements. To remain competitive, we need to continuously maintain and upgrade our existing platform and develop new solutions that address evolving technologies, advertising strategies and standards across all major channels, formats and devices for digital advertising, including mobile, social, video, in-app, display and connected television, as well as across digital media buying platforms, such as programmatic, direct ad exchanges and trading networks. We may be unsuccessful in maintaining and upgrading our existing platform or identifying new solutions in a timely or cost-effective manner, or we may be limited in our ability to develop or market new or upgraded solutions due to patents held by others. In addition, new product innovations may not achieve the market penetration or price levels necessary for profitability. Advancements in technology such as AI and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and our business may be harmed or we may face competitive disadvantage if we are slow to adopt these new technologies. If we are unable to develop timely enhancements to, and new features for, our existing platform or if we are unable to develop new solutions that align with advertiser demands as priorities shift or keep pace with rapid technological developments or changing industry standards, the solutions we deliver may become obsolete, less marketable and less competitive, and our business, financial condition and results of operations may be adversely affected. Moreover, advertisers have in the past and may in the future alter the mix of their advertising spend away from the open web and other channels towards platforms on which we offer more limited solutions or towards higher cost inventory that may result in lower impression volumes in response to these changes or as a result of shifting advertiser preference or the real or perceived impact of AI on the quality of inventory available to advertisers in certain channels. Further, if our existing and future product offerings fail to maintain or achieve Media Rating Council (“MRC”) or other industry accreditation standards, customer acceptance of our products may decrease. Any change in our clients digital ad spend in response to such factors could adversely affect our business, financial condition and results of operations.

The market in which we participate is highly competitive.

The market for measurement, data analytics, performance solutions and authentication of digital advertising is competitive and evolving rapidly. As this market evolves, competition may intensify as existing companies expand their businesses and new companies and technologies enter the market, which could lead to commoditization and harm our ability to increase revenue and maintain profitability. Our success depends on our ability to retain and grow our existing customers and market and sell our platform and solutions to new customers. Companies have in the past and could in the future develop, market or offer competitive products, acquire one of our competitors, form a strategic alliance with one of our competitors or integration partners or decrease their pricing. As a result, our ability to attract new customers or retain existing customers could be adversely impacted or we may need to reduce pricing to compete in the market and our results of operations could be harmed. Although no customer accounted for more than 10% of our revenue in 2025, the loss of multiple customers or changes in spending patterns in certain industry verticals due to such changing conditions or renegotiated pricing for certain customers could adversely affect our business, financial condition and results of operations. In addition, we have partnerships with platforms to allow our customers to utilize our solutions, and these integration partners, some of which have significant market share in the segment in which they operate, have and could continue to develop products that compete with us. These platform partners have significant control over how our solutions are provided on their platforms, may be able to provide differentiated data as part of their competitive solutions and, in many instances, are able to provide these competitive solutions at significantly lower rates or for free. We also maintain client relationships with such platforms as advertisers and any strain in our relationship with such partners could have adverse impact on revenue. Many of our relationships with advertisers are conducted through contractual arrangements with advertising agencies or in many cases, significant portions of customers’ ad spend are managed by these agencies, and these advertising agencies have significant control over what solutions will be used for advertisers’ campaigns. In some instances, these advertising agencies market or offer competitive products to ours and decisions by the advertising agencies to use solutions other than ours or any strain in our relationship with such agencies could have adverse impact on revenue. Our current and potential competitors may have more financial, technical, marketing and other resources, as well as longer operating histories and greater name recognition than we do. As a result, these competitors may be better able to respond quickly to new technologies or devote greater resources to the development, promotion, sale and support of their products and services. We cannot assure you that our customers will continue to use our platform or that we will be able to replace, in a timely manner or at all, departing customers with new customers that generate comparable revenue.

We believe that our ability to compete successfully in our market depends on a number of factors, both within and outside of our control, including: (i) the price, quality and effectiveness of our solutions and those of our competitors; (ii) our ability to retain and add new integration partners and the availability of our solutions on those platforms; (iii) the timing and success of new product introductions; (iv) our position as an independent third-party within the digital advertising ecosystem; (v) the emergence of new technologies; (vi) the number and nature of our competitors; (vii) the protection of our intellectual property rights; (viii) the adoption of new privacy standards or regulations; (ix) advertisers’ decisions to change advertising budgets or campaign strategies; and (ix) general market and economic conditions. The competitive environment has and could in the future result in price reductions that could result in lower profits and loss of market share. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers and our business, financial condition and results of operations could be adversely affected.

System failures, security breaches, cyberattacks or other unforeseen events could interrupt the operation of our platform and data centers and significantly harm our business, financial condition and results of operations.

Our success depends on the efficient and uninterrupted operation of our platform. A failure of our computer systems, or those of our demand-side integration partners, has in the past and could in the future impede access to our platform, interfere with our data analytics, prevent the timely delivery of our solutions or damage our reputation. In the future, we may need to expand our systems at a significant cost and at a more rapid pace than we have to date. We may be unable to provide our solutions on a timely basis or experience performance issues with our platform if we fail to adequately expand or maintain our system capabilities to meet future requirements. Any disruption in our ability to operate our platform will prevent us from providing the solutions requested by our customers and partners, which may damage our reputation and result in the loss of customers or integration partners and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be adversely affected.

In delivering our solutions, we are dependent on the operation of our data centers as well as those of third-party service providers whether in cloud or dedicated environments, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system and similar events. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of any issues or failures at our data centers (or the data centers of any of our third-party vendors) have in the past and could in the future result in interruptions in the delivery of our solutions to our customers.

The risk of cyberattacks has also increased and will continue to increase in connection with geopolitical conflicts and wars (including Russia’s invasion of Ukraine and conflicts in the Middle East). In light of these conflicts and wars, state-sponsored parties or their supporters may initiate retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or to conduct other geopolitically motived retaliatory actions that may adversely disrupt or degrade our operations. State-sponsored parties have, and will continue, to conduct cyberattacks to achieve their goals that may include espionage, monetary gain, disruption, and destruction.

In addition, our ability to operate our platform and deliver our solutions may be interrupted by computer viruses, cyberattacks and security breaches. For example, unauthorized parties have in the past and may attempt in the future to gain access to our information systems and data. Outside parties have in the past and may also attempt in the future to fraudulently induce our employees or users of our platform to disclose sensitive information via illegal electronic spamming, social engineering, phishing, account takeovers, mobile phone malware and SIM card swapping, credential stuffing or other tactics. Although we maintain a cyber risk management program as described in “Item 1.C. Cybersecurity,” we cannot guarantee that a security incident will not occur or that any such incident will be detected or remediated in a timely manner. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers or integration partners, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or our integration partners to risks of loss or misuse of this information. Any such breach, loss, disclosure or dissemination may also result in potential liability or fines, governmental inquiry or oversight, litigation or a loss of customer confidence, any of which could harm our business and damage our reputation, possibly impeding our ability to retain and attract new customers, and cause a material adverse effect on our operations and financial condition.

Additionally, as AI technologies continue to advance, threat actors can leverage these technologies to develop more sophisticated attack methods that are increasingly automated, targeted, coordinated and more difficult to defend against. The proliferation of these technologies could enable less skilled threat actors to initiate attacks and increase the frequency, scale and impact of security incidents.

Certain of our third-party service providers and other vendors have access to portions of our IT system. Performance failures or acts of negligence by these parties may cause material disruptions to our IT systems. For more information about the cybersecurity risk management program, refer to “Item 1C. Cybersecurity” in this Annual Report on Form 10-K.

We also utilize a “hybrid” working model, combining both in-office and remote work environments. Remote working arrangements may expose us to increased security risk and privacy concerns and there may be heightened sensitivity from government regulators with respect to privacy compliance in the current environment. Over time, hybrid working arrangements may diminish the cohesiveness of our personnel teams and our ability to maintain our culture, both of which are critical to our success. Hybrid working arrangements may also adversely affect our ability to foster a creative environment, hire additional qualified personnel and retain existing key personnel, any of which could adversely affect our productivity and overall operations. In addition, in-office work environments could expose our employees to health risks, and us to associated liability, and we could incur additional costs. We may also have to close our offices again and return to a work-from-home model if a new pandemic arises.

We may face risks associated with our use of artificial intelligence and machine learning models.

We have made, and expect to continue to make, investments in AI initiatives, including generative AI to develop new products, develop new features of existing products, and enhance our solutions. For example, in August 2023, we acquired Scibids. Scibids builds AI that automates and optimizes an advertiser’s programmatic buying of digital ad campaigns. We also utilize AI and machine learning models in our classification engine and the development of our solutions. There are significant risks involved in developing and deploying AI solutions and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our profitability. Our competitors or other third parties may incorporate AI into their offerings more quickly, cost-effectively or successfully than we can, which could impair our ability to compete effectively and adversely affect our results of operations. We regularly evaluate our product roadmaps and have in the past and may in the future make changes as our understanding of the challenges and opportunities attendant to AI evolves, and we cannot guarantee such strategy and investments will be successful.

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

Our AI-related initiatives also expose us to risks related to intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and other issues. For instance, we cannot ensure that we have not incorporated open source software in our AI software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violations. We are also subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security and data protection. As a result, the performance of our products, services, and business, as well as our reputation, may suffer or we may incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party.

Furthermore, there is growing scrutiny from regulatory and governmental agencies in the United States and foreign jurisdictions regarding AI adoption and its potential impact and several jurisdictions have proposed or enacted laws or guidelines governing AI. For example, the EU Artificial Intelligence Act (“EU AI Act”), which introduces various requirements for AI systems and models, has come into force and its provisions are gradually becoming effective. These and other regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions and increase our compliance, governance and related costs. We may not always be able to anticipate how existing laws will be interpreted in relation to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to the new and rapidly evolving AI regulatory landscape.

Our solutions rely on integrations with demand- and supply-side advertising platforms, ad servers and social platforms.

Our solutions necessitate that demand- and supply-side advertising platforms, ad servers and social platforms accept and integrate with our technology. We have formed partnerships with these platforms to integrate our technology with their software, allowing our customers to utilize our solutions wherever they purchase or place an ad. These platforms may deploy code or change operations that may impact the platform or our solutions and functionality, which would have a significant effect on our ability to offer our solutions. Some of these integration partners have significant market share in the segment in which they operate. We can make no assurances that our existing integration partners will continue to, or that potential new integration partners will agree to, integrate our solutions. We also cannot assure you that our customers will continue to use our solutions available on these digital media platforms. Some of our integration partners have developed products that compete with us and that are able to be offered at substantially lower pricing or for free, and we cannot assure you that other partners will not also develop competing products in the future. If our customers stopped using our solutions on these digital media platforms or if our integration partners decide to cease integrating our solutions or require us to substantially change how our solutions are provided on these platforms, our business, financial condition and results of operations could be adversely affected. We pay commissions related to revenue share arrangements with demand-side platforms for customers that utilize our solutions to purchase or place an ad through these platforms, and the demand-side platforms could increase amount of commissions we pay for these revenue share arrangements and could increase our cost of revenue and adversely affect our financial condition.

Even if our integration partners continue their partnerships with us, we are continuously required to update and enhance our solutions to adapt to changes in software, networking, browser, and database technologies. For example, we may be required to make changes based on a unilateral change that an integration partner makes to its platform in order to integrate our solutions or to have the integration operate in the same manner that it did prior to the integration partner’s change. The integration partner’s change may cause a malfunction in the integration leading to a break in services or errors in our solutions. We cannot assure you that any updated solutions will be compatible or accepted by our integration partners.

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

Our business, financial condition and results of operations could also be adversely affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific platform, our ability to optimize ad placement or to forecast usage may be impacted based on unforeseen trends or events. Additionally, how we categorize specific sites in the course of our normal business operations exposes us to risks from publishers or advertisers who may disagree with our categorizations and incur negative ramifications if they believe their ads were monetarily contributing to websites that contribute to or otherwise appear alongside content they deem objectionable. If publishers or advertisers believe our categorizations are faulty or unreliable, they may decrease or cease to use our solutions, which could affect our business, financial condition and results of operations.

In addition, we rely on our demand-side, social and other integration partners to report to us on the usage of our solutions on their platforms, as well as revenue generated on their platforms. Any financial, technical or other difficulties our integration partners face may negatively impact our business, as a significant portion of our revenue depends on customers using our solutions on these digital media platforms, and we are unable to predict the nature and extent of any such impact. Our integration partners exercise significant control over our solutions on their platforms, which increases our vulnerability to problems with the services they provide and our reliance upon them for accurate data and revenue reporting. Any errors, failures, interruptions or delays experienced in connection with our integration partners could adversely affect our business, reputation and financial condition.

Economic downturns and unstable market conditions could adversely affect our business, financial condition and results of operations.

Our business depends on the demand for digital advertising measurement and authentication and on the overall economic health of our customers and integration partners. There is no assurance the digital advertising market will experience the growth we anticipate. The health of the digital advertising market and the related measurement and authentication sector is affected by many factors. Current or future economic downturns or unstable market conditions in the markets and geographies that we currently serve, and associated macroeconomic conditions such as high inflation rates, high interest rates, recessionary fears, tariffs, changes in foreign currency exchange rates, future widespread health pandemics and the impact of political instability in many parts of the world, have in the past and could in the future make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to decrease their advertising budgets or slow the growth of their digital ad spend, which could adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions for geo-political or other reasons in any of those countries could result in our investments not yielding the returns we anticipate.

The macroeconomic conditions described above have in the past and could in the future affect how our customers conduct their businesses and adversely affect our customers’ willingness to utilize our solutions and delay prospective customers’ purchasing decisions. Our customers have in the past and could in the future decrease their overall advertising budgets as a response to economic uncertainty, a decline in their business activity, and other macroeconomic impacts on their business or industry. Although our clients are diversified across all major industry verticals, including consumer packaged goods, financial services, telecommunications, technology, automotive and healthcare, clients in the same or related industries have in the past and could in the future be impacted by macroeconomic or business conditions, resulting in harm to our business, reputation, financial condition and operating results.

We have completed several acquisitions in the past and may consummate additional acquisitions in the future, which may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

We have completed several strategic acquisitions, including of Rockerbox in 2025, Scibids in 2023, Outrigger Media, Inc. (d/b/a “OpenSlate”) and Meetrics GmbH (“Meetrics”) in 2021. As part of our growth strategy, we regularly evaluate and may consummate additional acquisitions in the future to enhance our technology platform, expand our product offerings, broaden our geographic footprint, or for other strategic reasons. We also may evaluate and enter into discussions regarding an array of potential strategic investments, including acquiring complementary products or technologies. Our recent acquisitions and any future acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the business, technologies, products, personnel or operations of an acquired company, and we may have difficulty retaining the customers or employees of any acquired business due to changes in management and ownership. An acquisition may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing growth and development of our business. Moreover, we cannot assure you that the anticipated benefits of an acquisition or investment would be realized in a timely manner, if at all, or that we would not be exposed to unknown costs and liabilities. Acquisitions involve numerous risks, any of which could harm our business and financial performance, including:

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

We have a large and diverse customer and integration partner base. Our customers or partners have in the past and may in the future experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer or partner financial difficulties which could adversely affect us. In addition, we rely on data from third parties to invoice our clients. Our clients have in the past, and may in the future, dispute the way we calculate billing for our solutions or the data on which rely to calculate billing. If we are unable to resolve such disputes, we may lose clients or clients may decrease their use of our solutions and our financial performance and growth may be adversely affected. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks we face are heightened since (i) our programmatic and certain other partners collect payments from all of our advertiser customers utilizing their platform and remit to us such amounts on behalf of these advertiser customers and (ii) media agencies pay us on behalf of multiple customers who utilize them, each of whom are subject to independent billing and payment risks as well. Although no customer accounted for more than 10% of our revenue in 2025, two programmatic partner platforms collected approximately 24% and 12% each of our total revenue in 2025 on behalf of our advertiser customers using their platforms.

In addition, our customers and integration partners have varying payment methods and cycles. The timing of receipt of payment from our customers and integration partners may impact our cash flows and working capital.

Defects, errors or inaccuracies associated with our solutions could negatively impact our business, financial condition and results of operations.

The technology underlying our platform may contain material defects or errors and are subject to certain technological or scale limitations. In addition, the data or signals from our integration partners have in the past and could in the future be inaccurate and cause errors in our technology. Clients, partners and third-party industry participants have in the past and could in the future publicize defects, errors or limitations in our technology (whether actual, manufactured or perceived). If the data analytics we deliver to our customers are inaccurate or perceived to be inaccurate, due to defects, errors or limitations in our technology or otherwise, our business may be harmed. Any inaccuracy or perceived inaccuracy in the solutions we provide could lead to consequences that adversely impact our business, financial condition and results of operations, including:

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

We depend on our management team and other key personnel to manage our business effectively, and if we are unable to retain such key personnel or hire additional qualified personnel, our ability to compete could be harmed.

Our future success depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel. We have increased the size of our workforce by more than 11% since the beginning of 2024 to 1,231 employees and expect to continue to grow in the near term. We may incur significant costs to attract and retain qualified employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards. Providing equity compensation to employees through our equity compensation program is critical to maintaining our attractiveness as an employer in the technology industry. Volatility in our stock price, or new regulations relating to employee equity compensation, has in the past and may in the future harm our ability to attract and retain qualified employees. New regulations that prohibit the use of certain restrictive covenants in agreements with our employees could impact our ability to retain existing employees. Further, new employees often require significant training and we may lose new or existing employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, changes to labor and immigration laws and regulations may adversely affect our access to technical and professional talent.

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

In addition, our international expansion has led to an increasing number of employees based in countries outside of North America. As a result, we may experience increased competition for employees outside of North America as the trend toward globalization continues, which may impact our employee retention and increase our compensation expenses as we endeavor to attract and retain qualified employees globally. With 512 employees based outside of the Americas as of December 31, 2025, including 123 employees in our Tel Aviv office and 96 employees in our London office, we are exposed to a number of additional country-specific risks. See “We are exposed to the risks of operating internationally.”

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

There are a growing number of data privacy and protection laws and regulations that apply to our business. We have dedicated, and expect to continue to dedicate, significant resources in our efforts to comply with such laws and regulations. For example, we have implemented policies and procedures to comply with applicable data privacy laws and regulations, we complete several external privacy-related audits each calendar year and we rely on contractual representations made to us by customers and partners that the information they provide to us and their use of our solutions do not violate these laws and regulations or their own privacy policies. However, the application, interpretation and enforcement of these laws and regulations are often uncertain and continue to evolve, particularly in the new and rapidly evolving industry in which we operate, and have in the past and could in the future be interpreted and applied inconsistently between states within a country or between countries or be interpreted in a way inconsistent with our or industry standard practice and our current policies and practices may be found not to comply, which could subject us to legal or regulatory action. Additionally, if our customers and partners’ representations are false or inaccurate, or if our customers and partners do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or regulatory action. Conversely, our partners and communications services providers have adopted their own policies based on their own perceptions of legal requirements or other policy determinations, and these policies have in the past temporarily prevented us, and may again in the future prevent us, from operating on their platforms and result in loss of business or litigation. Any perception of our practices, platform or solutions delivery as a violation of privacy rights may subject us to public criticism, loss of customers or partners, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could significantly disrupt our business and expose us to liability in ways that negatively affect our business, results of operations and financial condition.

In addition, U.S. and foreign governments have enacted or are considering enacting new legislation related to privacy, data protection, data security and digital advertising and we expect to see an increase in, or changes to, legislation and regulation that affects our industry. For example, the EU GDPR, which became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU and European Economic Area (“EEA”). In addition, the UK GDPR, which became effective in January 2021, imposes similar requirements as the EU GDPR. Under the EU GDPR and UK GDPR, fines of up to 20 million Euros or 17.5 million Pounds, respectively, or up to 4% of the annual global revenues of the infringing party, whichever is greater, can be imposed for violations. The EU GDPR and UK GDPR impose several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. In addition, the CCPA, which went into effect on January 1, 2020, limits how we may collect and use personal data. The effects of the CCPA potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. In November 2020, California voters passed the CPRA, which expands the CCPA with additional data privacy compliance requirements that went into effect in 2023 and may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Other states have introduced or enacted comprehensive consumer privacy laws that broadly protect personal data, including the right to opt out of targeted advertising and certain profiling activities, and more states are expected to follow. It remains unclear how various provisions of the CCPA, CPRA and other state laws will be interpreted and enforced. Further, the COPPA applies to websites and other online services that are directed to children under thirteen (13) years of age and imposes certain restrictions on the collection, use and disclosure of personal information from these websites and online services. The FTC amended the COPPA Rule in 2025, which enhanced those protections, including requiring additional parental consent to disclose children’s personal information to third-party companies related to targeted advertising or other purposes. The Data Privacy Framework, or DPF, adopted in July 2023 by the EU, UK and Switzerland to support data transfers to the United States, which DV relies on, has been challenged by European privacy activists. Additionally, as backup should the DPF be invalidated, with respect to our core software we rely on a data transfer mechanism called Standard Contractual Clauses that has also been subjected to regulatory and judicial scrutiny, although they remain valid. The continued uncertainty around the feasibility of onward transfers from the EU to the United States has the potential to adversely affect our operations and business. These and other data privacy laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Noncompliance with these laws could result in penalties or significant legal liability. Our efforts to comply with all applicable laws and regulations may be ineffective, and there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other perceived noncompliance. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. These federal, state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are increasingly restricting the collection, processing and use of personal data.

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

Our business depends, in part, on the demand for digital advertising technology. The digital advertising industry has been and may in the future be subject to reputational harm, negative media attention and public complaint relating to, among other things, the alleged lack of transparency and anti-competitive behavior among advertising technology companies, data collection practices, as well as the impact of advertisers’ choices to advertise or refrain from advertising with certain publishers. This public criticism has in the past and could in the future result in increased data privacy, anti-trust and other regulation in the digital advertising industry in the U.S. and internationally. In addition, our solutions are delivered in web browsers, mobile apps and other software environments where online advertising is displayed, and certain of these environments have previously announced plans to phase out or end the use of cookies and other third-party tracking technology on their operating systems in order to provide more consumer privacy. While our core technology and solutions do not rely on persistent identifiers or cookie-based or cross-site tracking, any similar future changes and other updates to software functionality in these environments could hurt our ability to effectively deliver our solutions and make them less effective if our solutions are restricted from operating. Advertisers have also continued to use our solutions on social media platforms, which such platforms have been and may in the future be the subject of avoidance campaigns or similar events, including ad boycotts on Facebook and X. Additionally, social media platforms have been subject to regulatory scrutiny in various countries and jurisdictions, including the U.S., which has in the past and could in the future result in the use of certain social media platforms being banned in those locations. Any change or decrease in the demand for digital advertising, including on social media platforms as a result of avoidance campaigns or similar events, may negatively affect the demand for and use of our solutions. If our customers significantly reduce or eliminate their digital ad spend in response to the public criticism of the digital advertising industry or its related effects, our business, financial condition and results of operations could be adversely affected.

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

Our international operations are important to our current and future strategy, growth and prospects. We currently have operations in numerous foreign countries, including the United Kingdom, Israel, Singapore, Australia, Brazil, Mexico, France, Germany, Finland, Belgium, Japan, Italy and India, and expect to continue to expand our operations internationally. Our international operations are subject to varying degrees of regulation in each of the jurisdictions in which our services are provided. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Some of the risks inherent in conducting business internationally include:

●	the complexities and expense of complying with a wide variety of foreign and domestic laws and regulations applicable to international operations, including privacy and data protection laws and regulations, the U.S. Foreign Corrupt Practices Act and other applicable anti-corruption and anti- bribery laws;
●	difficulties in staffing and managing international operations, including complex and costly hiring and termination requirements;
●	reduced or varied protection for intellectual property rights in some countries;
●	challenges caused by distance, language and cultural differences;
●	political, social and economic instability abroad, terrorist attacks and security concerns, including in the Middle East;
●	trade disruptions or political tensions between the U.S. and foreign countries;
●	fluctuations in currency exchange rates;
●	potentially adverse tax consequences and the complexities of foreign value-added taxes and the repatriation of earnings;
●	increased accounting and reporting burdens and complexities; and

●	difficulties and expenses associated with tailoring our platform and solutions to local markets as may be required by local customers, regulations and local industry organizations.

In addition, we have a research and development center located in Tel Aviv, Israel, with a significant presence of software and data engineers and employees focused on product development. The ongoing war between Israel and Hamas could result in disruptions to our business operations in addition to unstable market conditions, which could adversely affect our business, financial condition and results of operations. We have no way to predict the progress or outcome of the war between Israel and Hamas or its impacts in the region as the conflict and government reactions are rapidly developing.

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

Seasonal and other fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics has in the past and may in the future vary from quarter to quarter due to the seasonal or fluctuating nature of our customers’ spending on advertising campaigns. For example, advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of measurement activity while the first quarter reflects the lowest level of such activity. Further, advertisers have in the past and may in the future fluctuated their spend due to campaign strategy, budget considerations, macroeconomic conditions and other considerations and these changes in spend have and may in the future negatively impact our financial results. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period.

Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

Our operating history may not be indicative of our future growth or financial results. There is no assurance that we will be able to grow in future periods. Our growth rates have in the past and may in the future decline for any number of possible reasons and some of them are beyond our control, including decreasing customer demand, increasing competition, declining growth of the industry in general, emergence of alternative business models, scale limitations, or changes in government policies or general economic conditions. Investors’ perceptions of our business and prospects have in the past and could in the future be adversely affected based on declining growth rates and impact the market price of our common stock.

We are subject to taxation in multiple jurisdictions. Any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material and adverse effect on our business, financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material and adverse effect on our business, financial condition or results of operations. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, which could change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business and also defines a global minimum tax, calling for the taxation of large multinational corporations at a minimum rate of 15%. While the changes from these rules have not impacted our business, financial condition or results of operations to date, they could increase our effective tax rate and cash tax payments in future periods. Further, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and which may increase our tax obligations in such jurisdictions. In addition, the tax authorities in any applicable jurisdiction, including the U.S., have in the past and could in the future disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, such as positions regarding the collection of sales taxes and the jurisdictions in which we are subject to taxes, resulting in penalties, increased tax liability for us or our customers or other adverse impact to our financial condition.

Our revenues and results of operations may fluctuate in the future. As a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. Our revenues or results of operations have in the past and could in the future fail to meet the expectations of securities analysts or investors, resulting in the decline of the price of our common stock. Factors that have in the past and may in the future cause fluctuations in our revenues or results of operations include:

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

As of December 31, 2025, we had $516.0 million of goodwill and $318.8 million of other long-lived assets, including property, plant and equipment and intangible assets. We are required to test intangible assets and goodwill annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We did not identify any impairments of goodwill or long-lived assets for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.

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

The market price of our common stock has in the past and could in the future fluctuate significantly based on a number of factors that are outside of our control. Such factors include:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

●	actions by institutional stockholders or other large stockholders (including Providence), including future sales of our common stock;
●	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
●	industry, regulatory or general market conditions;
●	domestic and international economic factors unrelated to our performance;
●	changes in our customers’ or partners’ preferences;
●	changes in law or regulation;
●	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
●	adverse publicity related to us or another industry participant;
●	announcements by us of significant impairment charges;
●	speculation in the press or investment community;
●	investor perception of us and our industry;
●	changes in market valuations or earnings of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
●	war (including Russia’s invasion of Ukraine and conflicts in the Middle East), terrorist acts and epidemic disease;
●	any future offerings of our common stock or other securities;
●	additions or departures of key personnel; and
●	misconduct or other improper actions of our employees.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Research analysts have in the past and could in the future downgrade our stock or publish misleading or unfavorable research about our business, resulting in a decline in our stock price. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

Providence has significant influence over us and may not always exercise its influence in a way that benefits our public stockholders.

Providence VII U.S. Holdings L.P. owns approximately 11% of the outstanding shares of our common stock. As a result, Providence will continue to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws (the “amended and restated bylaws”) include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws collectively:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
●	provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
●	limit the ability of stockholders to remove directors;
●	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
●	prohibit stockholders from calling special meetings of stockholders;
●	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
●	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
●	require the approval of holders of at least 66 2/3% in voting power of the outstanding shares of our capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

We could be the subject of securities class action or other litigation due to future stock price volatility, which could divert management’s attention and materially and adversely affect our business, financial condition, results of operations or cash flows.

The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock and we have in the past been subject to such or similar litigation. If any of our stockholders were to bring a similar lawsuit against us in the future, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

Our cyber risk management program is informed by recognized standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework (“CSF”), the International Organization Standardization (“ISO”) 27001:2022 Information Security Management System Requirements and the AICPA Trust Services Criteria, which are independently validated and attested via our SOC 2 Type II report.

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

Securities Class Action Lawsuit: On December 22, 2025, the securities class action lawsuit previously disclosed on our Form 10-Q filed on November 7, 2025 was voluntarily dismissed by the lead plaintiffs without prejudice.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

Our common stock is listed on the NYSE under the symbol “DV”.

As of February 19, 2026, we had 161,987,971 shares of common stock outstanding and 72 holders of record of our common stock.

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

We did not declare or pay any dividends on our common stock in 2025, 2024 or 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not repurchase any shares of our common stock during the three months ended December 31, 2025. Refer to Note 14 of our Consolidated Financial Statements for information regarding our Repurchase Program and New Repurchase Program.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 21, 2021, and December 31, 2025, with the comparative cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, Nasdaq Composite Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq Composite Index and Russell 3000 Index assumes reinvestments of dividends. The graph assumes the closing market price on April 21, 2021, of $36.00 per share as the initial value of our common stock. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

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

The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of historical items and year-to-year comparisons between 2024 and 2023 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices, with coverage spanning 110 countries where our customers activate our solutions. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to assess performance across all of their digital ads and optimize business outcomes in real-time.

Our company was founded in 2008 and introduced our first brand suitability solution in 2010. We launched our first viewability and fraud solutions in 2013 and 2014, respectively. As the global digital advertising market has evolved, we have continued to expand our measurement capabilities and market coverage through new product innovation, increasing our international footprint and new platform partnerships. We introduced our first programmatic platform integrations in 2015, followed by our inaugural social media platform partnership in 2017, and expanded further with the launch of our CTV certification program in 2020.

We have experienced rapid growth and achieved significant profitability in recent years as evidenced by the following:

●	We generated revenue of $748.3 million for the year ended December 31, 2025 and $656.8 million for the year ended December 31, 2024, representing an increase of 14%.
●	Our net income was $50.7 million for the year ended December 31, 2025 and $56.2 million for the year ended December 31, 2024.
●	Our Adjusted EBITDA was $245.6 million for the year ended December 31, 2025 and $218.9 million for the year ended December 31, 2024. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Results of Operations — Adjusted EBITDA.”

We derive revenue primarily from our advertiser customers based on the volume of media transactions, or ads, that our solutions measure (“Media Transactions Measured”). Advertisers utilize the DV Authentic Ad, our definitive metric of digital media quality, to evaluate the existence of fraud, brand suitability, viewability and geography for each digital ad. Advertisers pay us an analysis fee (“Measured Transaction Fee”) per thousand impressions based on the volume of Media Transactions Measured on their behalf. The price of most of our solutions is fixed. On platforms that charge based on percent of media spend, our pricing includes caps which effectively mirror our standard fixed fees.

We maintain an expansive set of direct integrations across the entire digital advertising ecosystem, including with leading programmatic, CTV, and social platforms, which enable us to deliver our metrics to the platforms where our customers buy ads. Further, our solutions are not reliant on any single source of impressions and we can service our customers as their digital advertising needs change. In each of 2025 and 2024, we estimate that approximately 44% and 56% of Media Transactions Measured were for display and for video ad formats, respectively. In 2025, we estimate that approximately 74%, 14% and 12% of Media Transactions Measured within post-campaign measurement were for mobile, desktop, and CTV devices, respectively. In 2024, approximately 77%, 12% and 11% of Media Transactions Measured were for mobile, desktop, and CTV devices, respectively.

We generate revenue from supply-side customers based on monthly or annual contracts with minimum guarantees and tiered pricing when guarantees are met.

We believe that there are meaningful long-term growth opportunities within the digital advertising market. We plan to continue to invest in new performance and protection solutions that increase our value proposition to customers and expand our capabilities across new and growing digital media environments, channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend. We plan to continue to invest in sales and marketing to grow our existing customer relationships and acquire new customers. In addition, we have completed seven acquisitions since 2018 and maintain an active pipeline of potential M&A targets and intend to continue evaluating add-on opportunities to bolster our current solutions suite and complement our organic growth initiatives.

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

Factors Affecting Our Performance

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

New Solutions and Channels. Over time, the emergence of new digital channels, such as social, has attracted significant advertiser interest and investment. In turn, this has created additional demand for digital measurement and analytics solutions.  We have a track record of developing new solutions for our customers that provide increased relationship value. We intend to extend our solutions capabilities to new adjacencies and cover new and growing digital channels and devices, including CTV, new mobile apps and other emerging areas of digital ad spend.

Growth of Existing Customers and Customer Acquisitions. We aim to increase the adoption of our solutions among existing customers and acquire new customers in diversified industries. Our customers include many of the largest digital advertisers in the world and we have maintained exceptional customer retention with gross revenue retention rates of over 95% in each of the years ended December 31, 2025 and 2024. We define our gross revenue retention rate as the total prior year revenue earned from advertiser customers, less the portion of prior year revenue attributable to lost advertiser customers, divided by the total prior year revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Gross retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. We expect to continue to grow with our existing customers as they increase their spend on digital advertising and as we introduce new solutions across key channels, formats, devices and geographies. We have generated strong historical net revenue retention rates, with 109% for the year ended December 31, 2025 and 112% for the year ended December 31, 2024. We define our net revenue retention rate as the total current period revenue earned from advertiser customers, which were also customers during the entire most recent twelve-month period, divided by the total prior year period revenue earned from the same advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers. Net retention rates demonstrate strength in underlying business, recurring business profile, level of client satisfaction and lack of churn. Limitations for these metrics include limiting their usefulness as a comparative measure and the metrics not being the best indicator of our cash flows or future operating results. You should compensate for these limitations by relying primarily on the Company’s GAAP results and using the non-GAAP financial measures only supplementally.

	Year Ended December 31,
	2025	2024
Advertiser revenue retention:
Gross revenue retention	> 95%	> 95%
Net revenue retention	109%	112%

Artificial Intelligence. The rapidly-evolving, AI-powered internet will amplify advertisers’ need to protect media quality and we intend to continue to develop solutions that seek to ensure advertisers’ marketing efforts are strategically aligned with brand goals and values, to foster deeper consumer engagement and trust, while also optimizing investments and performance.

Continued Growth in Digital Ad Spend. Magna Global estimated that global digital ad spend, excluding search, reached $378 billion in 2025 and is expected to grow to $518 billion by 2029. Our revenues have grown as a result of the growth in digital advertising as well as the continued adoption of digital measurement solutions and analytics. As the digital advertising market has grown, advertisers have increasingly shifted their digital media spend to both programmatic and social media channels to achieve desired business outcomes. We have been direct beneficiaries of this growth by virtue of our integrations with leading programmatic and social media platforms.  In the year ended December 31, 2025, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 15% and 9%, respectively, over the prior year period. In the year ended December 31, 2024, the revenue we generated by providing our activation solutions through programmatic and social integrations and our measurement solutions through social integrations grew 13% and 27%, respectively, over the prior year period.

New Geographies. Our customer base is predominately U.S.-based today. We intend to continue to grow our presence in international markets in order to meet the needs of our existing customers and accelerate new customer acquisition in key geographies outside of North America. With offices or commercial operations in 32 locations across 26 countries, our expansion to new geographies has helped us to win the international business of our existing customers and to establish relationships with some of the world’s largest international advertisers. As of December 31, 2025, 512 of our employees were based outside of the Americas.

While the factors above may present significant opportunities for us, they also pose significant risks and challenges. See “Risk Factors” for more information on risks and uncertainties that may impact our business and financial results.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured by our solutions, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved.

For the years ended December 31, 2025 and 2024, we generated 90% and 91% of our revenue, respectively, from advertiser customers. Advertisers can purchase our solutions through programmatic, social media and CTV platforms to evaluate the quality and optimize the efficiency of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers, social media and CTV platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions. We have long-term relationships with many of our customers, with an average relationship of approximately nine years for our top 25, 50 and 75 customers, and ongoing contractual agreements with a substantial portion of our customer base.

For the years ended December 31, 2025 and 2024, we generated 10% and 9% of our revenue, respectively, from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is generated based on number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Year Ended December 31,		Change	Change
	2025	2024	$	%

	(In Thousands)
Revenue by customer type:
Activation	$427,311	$373,101	$54,210	15%
Measurement	249,724	226,939	22,785	10
Supply-side	71,256	56,809	14,447	25
Total revenue	$748,291	$656,849	$91,442	14%

See “Critical Accounting Policies and Estimates — Revenue Recognition” for a description of our revenue recognition policies.

Operating Expenses

Our operating expenses consist of the following categories:

Cost of revenue. Cost of revenue consists primarily of costs from revenue-sharing arrangements with our partners, platform hosting fees, data center costs, software and other technology expenses, other costs directly associated with data infrastructure, and personnel costs, including salaries, bonuses, stock-based compensation and benefits, directly associated with the support and delivery of our customer interface, DV Pinnacle, and solutions.

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

Interest expense. Interest expense consists primarily of the amortization of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility and the Company’s prior senior secured revolving credit facility, dated as of October 1, 2020 (the “Prior Revolving Credit Facility”) and interest on finance leases. The New Revolving Credit Facility bears interest at an option of  Secured Overnight Financing Rate (“SOFR”) or Alternate Base Rate (“ABR”) plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations.”

Other income, net. Other income, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables show our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change	Change
	2025	2024	$	%

	(In Thousands)
Revenue	$748,291	$656,849	$91,442	14%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	133,499	116,515	16,984	15
Product development	178,445	153,046	25,399	17
Sales, marketing and customer support	190,826	167,506	23,320	14
General and administrative	109,744	92,147	17,597	19
Depreciation and amortization	56,579	45,215	11,364	25
Income from operations	79,198	82,420	(3,222)	(4)
Interest expense	1,733	1,118	615	55
Other income, net	(5,244)	(7,488)	(2,244)	(30)
Income before income taxes	82,709	88,790	(6,081)	(7)
Income tax expense	32,059	32,559	(500)	(2)
Net income	$50,650	$56,231	$(5,581)	(10)%

	Year Ended
	December 31,
	2025	2024

	(as % of Revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	18
Product development	24	23
Sales, marketing and customer support	26	26
General and administrative	15	14
Depreciation and amortization	8	7
Income from operations	11	13
Interest expense	—	—
Other income, net	(1)	(1)
Income before income taxes	11	14
Income tax expense	4	5
Net income	7%	9%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $91.4 million, or 14%, from $656.8 million in the year ended December 31, 2024 to $748.3 million in the year ended December 31, 2025.

Total advertiser revenue increased by $77.0 million, or 13%, driven primarily by a 15% increase in Media Transactions Measured, partially offset by a 3% decrease in Measured Transaction Fees, excluding the impact of an introductory fixed fee deal for one large customer.

Activation revenue increased by $54.2 million, or 15%, driven primarily by greater adoption of Authentic Brand Suitability, core programmatic solutions and social media solutions.

Measurement revenue increased by $22.8 million, or 10%, driven primarily by greater adoption of social and CTV solutions, as well as the addition of Rockerbox.

Supply-side revenue increased by $14.4 million, or 25%, driven primarily by growth from both existing and new platform customers, as well as the addition of new publisher customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $17.0 million, or 15%, from $116.5 million in the year ended December 31, 2024 to $133.5 million in the year ended December 31, 2025. The increase was due primarily to growth in Activation revenue which led to increased partner costs from revenue-sharing arrangements, as well as higher data services and hosting expenses due to increased volume.

Product Development Expenses

Product development expenses increased by $25.4 million, or 17%, from $153.0 million in the year ended December 31, 2024 to $178.4 million in the year ended December 31, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $19.8 million and an increase in third party software costs and outsourced consulting and engineering services of $3.5 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $23.3 million, or 14%, from $167.5 million in the year ended December 31, 2024 to $190.8 million in the year ended December 31, 2025. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $18.4 million, an increase in third party professional fees to support marketing and sales activities of $1.6 million, and an increase in marketing activities, including advertising, promotions, events and other activities, of $0.6 million.

General and Administrative Expenses

General and administrative expenses increased by $17.6 million, or 19%, from $92.1 million in the year ended December 31, 2024 to $109.7 million in the year ended December 31, 2025. The increase was due primarily to a $11.3 million increase in personnel costs, including stock-based compensation, a $3.7 million increase in third party professional fees, $3.5 million of third party legal fees related to litigation and regulatory matters outside of the ordinary course, and $1.1 million of third party professional services related to the acquisition of Rockerbox and our broader acquisition strategy, partially offset by a $1.8 million decrease in bad debt expenses related to collection activities.

Depreciation and Amortization

Depreciation and amortization increased by $11.4 million, or 25%, from $45.2 million in the year ended December 31, 2024 to $56.6 million in the year ended December 31, 2025. The increase was due primarily to higher amortization of internally developed software and amortization of acquired intangibles from Rockerbox.

Interest Expense

Interest expense increased by $0.6 million, from $1.1 million in the year ended December 31, 2024 to $1.7. million in the year ended December 31, 2025.

Other Income, Net

Other income, net decreased by $2.2 million, from $7.5 million in the year ended December 31, 2024, to $5.2 million in the year ended December 31, 2025. The change was due primarily to a decrease in interest earned on interest-bearing monetary assets, partially offset by gains from changes in foreign exchange rates.

Income Tax Expense

Income tax expense decreased by $0.5 million, from $32.6 million in the year ended December 31, 2024 to $32.1 million in the year ended December 31, 2025. The decrease was due primarily to increased R&D tax credit and foreign derived intangible income deductions with partly offsetting increases to certain unfavorable permanent tax adjustments, including non-deductible executive compensation and stock-based compensation.

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

	Year Ended December 31,
	2025	2024

	(In Thousands)
Net income	$50,650	$56,231
Net income margin	7%	9%
Depreciation and amortization	56,579	45,215
Stock-based compensation	104,226	90,658
Interest expense	1,733	1,118
Income tax expense	32,059	32,559
M&A and restructuring costs (a)	1,656	537
Offering and secondary offering costs (b)	—	68
Other costs (c)	3,962	—
Other income (d)	(5,244)	(7,488)
Adjusted EBITDA	$245,621	$218,898
Adjusted EBITDA margin	33%	33%

(a)	M&A and restructuring costs for the year ended December 31, 2025 consist of third party professional service costs related to the acquisition of Rockerbox and to our broader acquisition strategy. M&A and restructuring costs for the year ended December 31, 2024 consist of transaction costs related to the agreement to acquire Rockerbox.
(b)	Offering and secondary offering costs for the year ended December 31, 2024 consist of third-party costs incurred for underwritten secondary public offerings by certain stockholders of the Company.
(c)	Other costs for the year ended December 31, 2025 consist of expenses incurred with respect to litigation and regulatory matters outside of the ordinary course and costs related to the early termination of an office lease.
(d)	Other income for the years ended December 31, 2025 and 2024 consists of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Selected Quarterly Results of Operations

The following tables set forth our unaudited consolidated quarterly results of operations for each of the 8 quarters within the period from January 1, 2024 to December 31, 2025. Our quarterly results of operations have been prepared on the same basis as our consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair presentation of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2025	2025	2025	2025	2024	2024	2024	2024

	(In Thousands)
Revenue	$205,588	$188,621	$189,021	$165,061	$190,621	$169,556	$155,890	$140,782
Cost of revenue (exclusive of depreciation and amortization shown separately below)	35,942	33,465	33,126	30,966	34,316	29,479	26,102	26,618
Product development	41,683	44,842	47,203	44,717	37,540	39,306	39,806	36,394
Sales, marketing and customer support	49,232	47,022	50,871	43,701	44,246	40,525	44,863	37,872
General and administrative	26,644	26,997	29,576	26,527	23,967	23,039	23,066	22,075
Depreciation and amortization	14,304	15,191	14,697	12,387	11,800	11,483	11,004	10,928
Income from operations	37,783	21,104	13,548	6,763	38,752	25,724	11,049	6,895
Interest expense	403	467	443	420	300	353	233	232
Other (income) expense, net	(59)	99	(2,105)	(3,179)	1,073	(4,225)	(2,064)	(2,272)
Income before income taxes	37,439	20,538	15,210	9,522	37,379	29,596	12,880	8,935
Income tax expense	8,110	10,336	6,452	7,161	13,979	11,395	5,406	1,779
Net income	$29,329	$10,202	$8,758	$2,361	$23,400	$18,201	$7,474	$7,156

The following table sets forth our unaudited consolidated results of operations for the specified periods as a percentage of revenue:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2025	2025	2025	2025	2024	2024	2024	2024

	(as % of Revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	18	18	19	18	17	17	19
Product development	20	24	25	27	20	23	26	26
Sales, marketing and customer support	24	25	27	26	23	24	29	27
General and administrative	13	14	16	16	13	14	15	16
Depreciation and amortization	7	8	8	8	6	7	7	8
Income from operations	18	11	7	4	20	15	7	5
Interest expense	—	—	—	—	—	—	—	—
Other (income) expense, net	—	—	(1)	(2)	1	(2)	(1)	(2)
Income before income taxes	18	11	8	6	20	17	8	6
Income tax expense	4	5	3	4	7	7	3	1
Net income	14%	5%	5%	1%	12%	11%	5%	5%

Note: Percentages may not sum due to rounding.

The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2025	2025	2025	2025	2024	2024	2024	2024

	(In Thousands)
Net income	$29,329	$10,202	$8,758	$2,361	$23,400	$18,201	$7,474	$7,156
Net income margin	14%	5%	5%	1%	12%	11%	5%	5%
Depreciation and amortization	14,304	15,191	14,697	12,387	11,800	11,483	11,004	10,928
Stock-based compensation	25,498	27,379	27,007	24,342	22,752	22,950	24,715	20,241
Interest expense	403	467	443	420	300	353	233	232
Income tax expense	8,110	10,336	6,452	7,161	13,979	11,395	5,406	1,779
M&A and restructuring (recoveries) costs	—	(10)	504	1,162	537	—	(11)	11
Offering and secondary offering costs	—	—	—	—	—	—	10	58
Other costs	257	2,187	1,518	—	—	—	—	—
Other (income) expense	(59)	99	(2,105)	(3,179)	1,073	(4,225)	(2,064)	(2,272)
Adjusted EBITDA	$77,842	$65,851	$57,274	$44,654	$73,841	$60,157	$46,767	$38,133
Adjusted EBITDA margin	38%	35%	30%	27%	39%	35%	30%	27%

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of December 31, 2025, the Company had cash and cash equivalents of $259.0 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $138.7 million. As of December 31, 2024, the Company had cash and cash equivalents of $292.8 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $162.7 million.

Our short-term and long-term principal commitments consist of non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services and hardware providers.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of December 31, 2025, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. DoubleVerify, Inc. was in compliance with all covenants under the New Revolving Credit Facility as of December 31, 2025.

As of December 31, 2025, there was no outstanding debt under the New Revolving Credit Facility.

For more information about the New Revolving Credit Facility, see Note 9 to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Repurchase Programs

On May 16, 2024, the Company announced that its Board of Directors (the “Board”) authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock (the “Repurchase Program”). On November 6, 2024, the Company announced that the Board authorized the repurchase of up to an additional $200.0 million of the Company’s outstanding common stock (the “New Repurchase Program”). Both programs allow the Company to repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. Neither program obligates the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

Repurchases under the Repurchase Program commenced in June 2024. During the year ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock for an aggregate repurchase amount of $128.0 million under the Repurchase Program. During the year ended December 31, 2025, the Company repurchased an additional 1.1 million shares for $22.2 million, utilizing the remaining authorization under the Repurchase Program.

Repurchases under the New Repurchase Program commenced in March 2025. During the year ended December 31, 2025, the Company repurchased 7.3 million shares of its common stock for an aggregate repurchase amount of $110.1 million under the New Repurchase Program.

During the year ended December 31, 2025, the Company repurchased a total of 8.4 million shares of its common stock for an aggregate repurchase amount of $132.3 million under both repurchase programs. As of December 31, 2025, $90.0 million remained available and authorized for repurchase under the New Repurchase Program.

On February 18, 2026, the Board authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock (the “February 2026 Repurchase Program”). Under the February 2026 Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The February 2026 Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the New Repurchase Program. Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program. As of February 26, 2026, $300.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024

	(In Thousands)
Cash flows provided by operating activities	$211,183	$159,664
Cash flows used in investing activities	(105,379)	(44,841)
Cash flows used in financing activities	(143,949)	(129,450)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,438	(1,889)
Decrease in cash, cash equivalents and restricted cash	$(33,707)	$(16,516)

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

For the year ended December 31, 2025, cash provided by operating activities was $211.2 million, attributable to net income of $50.7 million, adjusted for non-cash charges of $177.6 million and a $17.0 million use of cash from changes in operating assets and liabilities. Non-cash charges consisted primarily of $56.6 million in depreciation and amortization, $104.2 million in stock-based compensation, and $7.9 million in non-cash lease expense. The main drivers of the changes in operating assets and liabilities were a $6.5 million decrease in trade receivables, offset by an increase in prepaid expenses and other assets of $19.3 million due mainly to increases in prepayments, and a $4.2 million decrease in trade payables, and accrued expenses and other liabilities.

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

Investing Activities

For the year ended December 31, 2025, cash used in investing activities was $105.4 million, including $82.6 million attributable the acquisition of Rockerbox, $38.5 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $17.8 million of proceeds from investments in short-term financial instruments.

For the year ended December 31, 2024, cash used in investing activities was $44.8 million, including $17.7 million attributable to net investments in short-term financial instruments and $27.1 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the year ended December 31, 2025, cash used in financing activities of $143.9 million was due primarily to $132.3 million related to shares repurchased under the Repurchase Program.

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

For Measurement revenue, our contracts with our customers typically consist of the various ad measurement solutions that we offer. Included in these solutions is access to our customer interface, DV Pinnacle, that allows customers to access and manage their data related to our solutions. We deliver our solutions together when media transactions are measured and primarily charge a contractually fixed Measured Transaction Fee per 1,000 impressions on the number of Media Transactions Measured. We recognize revenue over time when we satisfy a performance obligation by transferring promised services to a customer.

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

The Company has a single reporting unit. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment test, which compares the fair value of the reporting unit with its carrying amounts. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margins and cash flows, useful lives, discount rates and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. As of October 1, 2025, there were no impairment indicators of goodwill, with no impairment indicators present as of December 31, 2025. For each of the years ended December 31, 2025 and December 31, 2024, there were no impairments related to our intangible assets.

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

The determination of the fair value of PSUs with a market condition utilizing the Monte Carlo Simulation model is affected by a number of assumptions including expected volatility, valuation date stock price, correlation coefficients, risk-free interest rates and expected dividend yield. The valuation date stock price is based on the closing price on the grant date. Expected volatility is calculated using the applicable peer group for a period that is commensurate with the length of the applicable performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the applicable performance period. The expected dividend yield is based on the Company and peer group’s expected dividend rate over the applicable performance period assuming dividends distributed during the performance period are reinvested in additional shares of the underlying stock on the ex-dividend date.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate sensitivities. Our cash, cash equivalents and short-term investments as of December 31, 2025 and December 31, 2024 consisted of $259.0 million and $310.6 million, respectively, in bank deposits, treasury bills, treasury notes and money market funds. Such interest-earning instruments carry a degree of interest rate risk. However, we believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents and short-term investments. As of December 31, 2025 and December 31, 2024, we had $0, respectively, in variable rate debt outstanding. The New Revolving Credit Facility entered into on August 12, 2024 matures in August 2029 and bears interest at either a SOFR plus an applicable margin ranging from 2.00% to 2.75% per annum, or the ABR plus an applicable margin ranging from 1.00% to 1.75% (at the Company’s option) per annum. As of December 31, 2025, we have no outstanding variable rate indebtedness and have $200.0 million of availability under the New Revolving Credit Facility.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in primarily U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. Movements in foreign currency exchange rates versus the U.S. dollar did not have a material effect on our revenue for 2025. A hypothetical 10% change in exchange rates versus the U.S. dollar would not have resulted in a material change to our 2025 earnings. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

DOUBLEVERIFY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DoubleVerify Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue - Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As described in Note 3 of the consolidated financial statements, the Company recorded $748 million of total revenue for the year ended December 31, 2025, comprised of Measurement, Activation, and Supply-side arrangements.

Revenue generated from the Company’s Measurement arrangements was $250 million. The Company’s Measurement revenue consists of fees earned on a high volume of individually low monetary-value transactions, sourced from multiple systems, databases, and other tools. The initiation, processing, and recording of Measurement revenue is highly automated and is based on contractual terms with advertisers.

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

February 26, 2026

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DoubleVerify Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DoubleVerify Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rockerbox, Inc. (“Rockerbox”), which was acquired on March 13, 2025, and whose financial statements constitute approximately 1% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s system and control environment) and 1% of total revenue for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Rockerbox.

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

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2026

DoubleVerify Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2025	2024
Assets:
Current assets
Cash and cash equivalents	$259,038	$292,820
Short-term investments	—	17,805
Trade receivables, net of allowances for doubtful accounts of $8,096 and $9,003 as of December 31, 2025 and December 31, 2024, respectively	221,158	226,225
Prepaid expenses and other current assets	39,132	22,201
Total current assets	519,328	559,051
Property, plant and equipment, net	103,284	70,195
Operating lease right-of-use assets, net	66,908	67,721
Goodwill	516,002	427,621
Intangible assets, net	101,616	110,356
Deferred tax assets	30,920	35,488
Other non‑current assets	16,024	5,778
Total assets	$1,354,082	$1,276,210
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$14,662	$11,598
Accrued expense	73,552	54,532
Operating lease liabilities, current	9,057	11,048
Income tax liabilities	3,829	15,592
Current portion of finance lease obligations	6,982	2,512
Other current liabilities	13,481	8,200
Total current liabilities	121,563	103,482
Operating lease liabilities, non-current	77,917	77,297
Finance lease obligations	5,595	812
Deferred tax liabilities	11,467	8,509
Other non‑current liabilities	6,208	2,651
Total liabilities	222,750	192,751
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 176,546 shares issued and 161,900 outstanding as of December 31, 2025; 1,000,000 shares authorized, 174,003 shares issued and 167,069 outstanding as of December 31, 2024	177	174
Additional paid‑in capital	1,059,938	974,383
Treasury stock, at cost, 14,646 shares and 6,934 shares as of December 31, 2025 and December 31, 2024, respectively	(247,982)	(131,620)
Retained earnings	305,864	255,214
Accumulated other comprehensive income (loss), net of income taxes	13,335	(14,692)
Total stockholders’ equity	1,131,332	1,083,459
Total liabilities and stockholders’ equity	$1,354,082	$1,276,210

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$748,291	$656,849	$572,543
Cost of revenue (exclusive of depreciation and amortization shown separately below)	133,499	116,515	106,631
Product development	178,445	153,046	125,376
Sales, marketing and customer support	190,826	167,506	125,953
General and administrative	109,744	92,147	87,971
Depreciation and amortization	56,579	45,215	40,885
Income from operations	79,198	82,420	85,727
Interest expense	1,733	1,118	1,066
Other income, net	(5,244)	(7,488)	(11,216)
Income before income taxes	82,709	88,790	95,877
Income tax expense	32,059	32,559	24,411
Net income	$50,650	$56,231	$71,466
Earnings per share:
Basic	$0.31	$0.33	$0.43
Diluted	$0.30	$0.32	$0.41
Weighted‑average common stock outstanding:
Basic	162,780	170,515	167,803
Diluted	166,683	175,076	173,435
Comprehensive income:
Net income	$50,650	$56,231	$71,466
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	28,027	(11,889)	3,523
Total comprehensive income	$78,677	$44,342	$74,989

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid‑in	Retained	Income (Loss),	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balances as of January 1, 2023	165,448	$165	31	$(796)	$756,299	$127,517	$(6,326)	$876,859
Foreign currency translation adjustment	—	—	—	—	—	—	3,523	3,523
Shares repurchased for settlement of employee tax withholdings	—	—	142	(4,586)	—	—	—	(4,586)
Issuance of common stock as consideration for acquisition	1,642	2	—	—	52,935	—	—	52,937
Stock-based compensation expense	—	—	—	—	60,351	—	—	60,351
Common stock issued under employee purchase plan	105	—	—	—	2,723	—	—	2,723
Common stock issued upon exercise of stock options	2,634	3	—	—	10,663	—	—	10,666
Common stock issued upon vesting of restricted stock units	1,339	1	—	—	(1)	—	—	—
Treasury stock reissued upon settlement of equity awards	—	—	(151)	4,639	(4,639)	—	—	—
Net income	—	—	—	—	—	71,466	—	71,466
Balances as of December 31, 2023	171,168	171	22	(743)	878,331	198,983	(2,803)	1,073,939
Foreign currency translation adjustment	—	—	—	—	—	—	(11,889)	(11,889)
Shares repurchased for settlement of employee tax withholdings	—	—	248	(5,822)	—	—	—	(5,822)
Stock-based compensation expense	—	—	—	—	92,821	—	—	92,821
Common stock issued under employee purchase plan	230	—	—	—	3,531	—	—	3,531
Common stock issued upon exercise of stock options	408	—	—	—	3,315	—	—	3,315
Common stock issued upon vesting of restricted stock units	2,197	3	—	—	(3)	—	—	—
Shares repurchased under the Repurchase Program	—	—	6,787	(128,667)	—	—	—	(128,667)
Treasury stock reissued upon settlement of equity awards	—	—	(123)	3,612	(3,612)	—	—	—
Net income	—	—	—	—	—	56,231	—	56,231
Balances as of December 31, 2024	174,003	174	6,934	(131,620)	974,383	255,214	(14,692)	1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	28,027	28,027
Shares repurchased for settlement of employee tax withholdings	—	—	750	(9,760)	—	—	—	(9,760)
Stock-based compensation expense	—	—	—	—	108,809	—	—	108,809
Common stock issued under employee purchase plan	135	—	—	—	2,450	—	—	2,450
Common stock issued upon exercise of stock options	163	—	—	—	886	—	—	886
Common stock issued upon vesting of restricted stock units	2,148	3	—	—	(3)	—	—	—
Common stock issued upon vesting of performance stock units	97	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	668	(1,552)	—	—	(884)
Treasury stock reissued upon settlement of equity awards	—	—	(1,465)	25,035	(25,035)	—	—	—
Shares repurchased under the Repurchase Program and New Repurchase Program	—	—	8,427	(132,305)	—	—	—	(132,305)
Net income	—	—	—	—	—	50,650	—	50,650
Balances as of December 31, 2025	176,546	$177	14,646	$(247,982)	$1,059,938	$305,864	$13,335	$1,131,332

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net income	$50,650	$56,231	$71,466
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	3,189	4,993	10,075
Depreciation and amortization expense	56,579	45,215	40,885
Amortization of debt issuance costs	434	442	294
Non-cash lease expense	7,928	7,164	6,727
Deferred taxes	3,827	(21,653)	(25,046)
Stock-based compensation expense	104,226	90,658	59,244
Interest expense, net	293	60	68
Loss on disposal of fixed assets	101	—	5
Change in fair value of contingent consideration	—	—	(1,193)
Other	992	3,338	492
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	6,453	(26,702)	(43,691)
Prepaid expenses and other assets	(19,297)	(11,352)	(5,591)
Trade payables	2,312	(1,067)	5,476
Accrued expenses and other liabilities	(6,504)	12,337	530
Net cash provided by operating activities	211,183	159,664	119,741
Investing activities:
Purchase of property, plant and equipment	(38,529)	(27,149)	(17,009)
Acquisition of businesses, net of cash acquired	(82,578)	—	(67,240)
Purchase of short-term investments	—	(99,629)	—
Proceeds from maturity of short-term investments	17,753	81,937	—
Other investing activities	(2,025)	—	—
Net cash used in investing activities	(105,379)	(44,841)	(84,249)
Financing activities:
Proceeds from revolving credit facility	—	—	50,000
Payments to revolving credit facility	—	—	(50,000)
Proceeds from common stock issued upon exercise of stock options	886	3,315	10,666
Proceeds from common stock issued under employee purchase plan	2,450	3,531	2,723
Finance lease payments	(4,552)	(2,475)	(2,314)
Shares repurchased under the Repurchase Program and New Repurchase Program	(132,305)	(127,999)	—
Payment of excise tax on shares repurchased	(668)	—	—
Shares repurchased for settlement of employee tax withholdings	(9,760)	(5,822)	(4,586)
Net cash (used in) provided by financing activities	(143,949)	(129,450)	6,489
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,438	(1,889)	338
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,707)	(16,516)	42,319
Cash, cash equivalents, and restricted cash—Beginning of period	293,741	310,257	267,938
Cash, cash equivalents, and restricted cash—End of period	$260,034	$293,741	$310,257

Cash and cash equivalents	$259,038	$292,820	$310,131
Restricted cash - current (included in Prepaid expenses and other current assets on the Consolidated Balance Sheets)	—	33	126
Restricted cash - non-current (included in Other non-current assets on the Consolidated Balance Sheets)	996	888	—
Total cash and cash equivalents and restricted cash	$260,034	$293,741	$310,257
Supplemental cash flow information:
Cash paid for interest	$1,201	$479	$714
Non‑cash investing and financing transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$5,460	$14,091	$2,547
Acquisition of equipment under finance lease	$13,805	$—	$5,479
Capital assets financed by accounts payable and accrued expenses	$99	$6	$261
Stock-based compensation included in capitalized software development costs	$4,582	$2,140	$1,103
Accrued excise tax on net share repurchases	$884	$668	$—
Common stock issued in connection with acquisition	$—	$—	$52,937
Liabilities for contingent consideration	$—	$—	$1,193

See accompanying Notes to Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data, unless otherwise stated)

1. Description of Business

DoubleVerify Holdings, Inc. (the “Company”) is one of the industry’s leading media effectiveness platforms that leverages artificial intelligence (“AI”) to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media. The Company’s solutions provide advertisers unbiased data analytics that enable advertisers to increase the effectiveness, quality and return on their digital advertising investments. The DV Authentic Ad is our proprietary metric of digital media quality, which measures whether a digital ad was delivered in a brand suitable environment, fully viewable, by a real person and in the intended geography. The Company’s software interface, DV Pinnacle, delivers these metrics to our customers in real time, allowing them to access critical performance data on their digital transactions. The Company’s solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels and digital publishers. The Company’s solutions are accredited by the Media Rating Council, which allows the Company’s data to be used as a single source standard in the evaluation and measurement of digital ads.

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

The functional currency of the Company’s foreign subsidiaries is generally the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end exchange rates. Income statement items are translated at the average monthly rates for the year. The resulting translation adjustment is recorded as a component of Accumulated other comprehensive income (loss), net of income taxes and is included in the Consolidated Statements of Stockholders’ Equity.

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

The following table presents changes in the trade receivables allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$9,003	$9,442	$8,893
Add: bad debt expense	3,189	4,993	10,075
Less: write offs, net of recoveries	(4,096)	(5,432)	(9,526)
Ending balance	$8,096	$9,003	$9,442

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets on the Consolidated Balance Sheets consist primarily of prepaid taxes, other general prepaid expenses, prepaid insurance, and value added tax assets. Any expenses paid prior to the related services being rendered are recorded as prepaid expenses and amortized over the period of service.

As of December 31, 2025 and 2024, the Company had prepaid taxes of $20.3 million and $5.0 million, respectively.

Restricted Cash

Restricted cash represents amounts pledged as collateral for certain agreements with third parties. Upon satisfying the terms of the relevant agreements, the funds are expected to be released and available for use by the Company. Restricted cash is recorded on the Consolidated Balance Sheets in Prepaid expenses and other current assets or Other non-current assets, depending on if such funds will be released and available for use by the Company within the next twelve months.

As of December 31, 2025, the Company had no restricted cash recorded in Prepaid Expenses and other current assets. As of December 31, 2024, the Company had less than $0.1 million of restricted cash recorded in Prepaid expenses and other current assets.

As of December 31, 2025 and 2024, the Company had $1.0 million and $0.9 million of restricted cash, respectively, recorded in Other non-current assets.

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

Capitalized Software

Capitalized software, which is included in Property, plant and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits, which includes stock-based compensation, for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company’s products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is 3 years. During the years ended December 31, 2025 and 2024, the Company capitalized $37.3 million and $20.3 million in internal-use software cost, respectively. Amortization expense was $15.3 million, $9.8 million, and $7.3 million on capitalized internal-use software costs during the years ended December 31, 2025, 2024 and 2023, respectively. This is included within Depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income.

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

Debt Issuance Costs

The New Revolving Credit Facility (as defined in Footnote 9, Long-term Debt) includes debt issuance costs that meet the definition of an asset and are recorded in the Consolidated Balances Sheets in Other non-current assets. Debt issuance costs for the New Revolving Credit Facility are amortized to interest expense over the contractual term of the underlying debt instrument on a straight-line basis through the maturity date of the New Revolving Credit Facility on August 12, 2029. As of December 31, 2025 and 2024, remaining debt issuance costs were $1.6 million and $2.0 million, respectively.

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

Activation and Measurement Revenue

For Activation revenue, customers can elect to use the Company’s solutions for evaluating the quality and performance of advertising inventory they are considering purchasing. Advertisers purchase the Company’s programmatic activation solutions through Demand Side Platforms that manage ad campaign auctions and inventories on their behalf on an advertising exchange. The ability to provide the Company’s programmatic solutions to customers requires that the Company enter into product integration agreements with Demand-Side Platforms who in turn make the Company’s solutions available to advertisers. In these arrangements, the customer pays a fee to the Company (collected by the Demand-Side Platform) for the successful execution of the purchase of advertising inventory on an exchange.

For Measurement revenue, advertisers can purchase the Company’s solutions to measure the quality and performance of ads purchased directly from digital properties, including publishers and social media platforms. Advertisers are provided access to data on their digital ads and can make changes to their ad strategies through the Company’s proprietary self-service interface, DV Pinnacle. In these arrangements, the customer primarily pays a fee to the Company based on the ads measured.

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

Certain customers receive cash-based incentives, credits, or discounts on the pricing of products or services once specific volume thresholds have been met. For the years ended December 31, 2025 and 2024, the Company had a liability for customer incentives of $5.6 million and $7.9 million, respectively, included in Other current liabilities on the Consolidated Balance Sheets.

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

Supply-Side

Supply-Side revenues consist of arrangements with publishers and other supply-side customers to provide them with solutions and data analytics to enable them to maximize revenue from their digital advertising inventory. Certain arrangements include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure. Such revenues are recognized on an input method time-elapsed basis, as the Company is providing services that the customer is continuously consuming and receiving benefit from, and such recognition best depicts the transfer of control to the customer. Overages give rise to variable consideration that is allocated to the distinct periods to which the overage relates.

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

Contract liabilities arise when customers are billed or when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts (e.g. deferred revenue) and are included in Other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company had a liability for deferred revenue of $5.5 million and $0.4 million, respectively.

Costs to Fulfill or Obtain a Contract

The Company recognizes direct fulfillment costs as an expense when incurred. These costs include commission programs to compensate employees for generating sales orders under the Company’s master services agreements or integration agreements, and are included in Sales, marketing, and customer support. The Company did not incur incremental costs to obtain contracts during the years ended December 31, 2025, 2024 and 2023, respectively.

Operating Expenses

Cost of revenue includes commissions related to revenue share arrangements with Demand Side Platforms and excludes depreciation and amortization. Cost of revenue also includes platform hosting fees, data center costs, software and other technology expenses, other costs directly associated with data infrastructure, personnel costs including salaries, bonuses, stock-based compensation, employee benefit costs and allocated overhead expenses for personnel who provide the Company’s customers with support in implementing and using the Company’s solutions.

Product development expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, and allocated overhead expenses inclusive of engineering, product and technical operation expenses, third-party consultant costs associated with the ongoing research, development and maintenance of the Company’s solutions. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software and included in Property, plant and equipment, net on the Company’s Consolidated Balance Sheets.

Sales, marketing and customer support expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs, and allocated overhead expenses for the Company’s sales, marketing and customer support personnel. Sales, marketing, and customer support expense also include costs for market development programs, advertising costs, attendance at events and trade shows, promotional and other marketing activities. Advertising costs include expenses associated with direct marketing but exclude the costs of attendance at events and trade shows. Advertising costs were $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectfully. Commissions costs are expensed as incurred.

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

With respect to trade receivables, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. No single customer accounted for more than 10% of trade receivables for the years ended December 31, 2025 and 2024. With respect to revenues, no single customer accounted for more than 10% of revenues for the years ended December 31, 2025, 2024 and 2023.

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

The Company’s stock based compensation awards consist of restricted stock units (“RSUs”), stock options, performance-based restricted stock units (“PSUs”) and awards granted under the Company’s employee stock purchase plan (“ESPP”). Each RSU and PSU forming part of an award represents the right to receive one share of the Company’s common stock upon vesting and settlement. All outstanding stock based compensation awards are covered under (i) the Company’s 2017 Omnibus Equity Incentive Program (“2017 Plan”), (ii) the Company’s 2021 Omnibus Equity Incentive Plan (“2021 Equity Plan”), or (iii) the ESPP. Shares used for the settlement of stock based compensation awards, or purchased under the ESPP, are sourced from shares authorized and available for issuance under the applicable plan or from shares held in the Company’s treasury. Stock based compensation is measured at grant date based on the estimated fair value of the award and is expensed over the requisite service period net of an estimated forfeiture rate. The Company uses historical data to estimate forfeitures. For stock-based compensation awards with only service conditions, expense is recognized on a straight-line basis. For stock-based compensation awards with multiple conditions, expense is recognized using the accelerated attribution method.

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

Recently Adopted Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company has adopted the provisions of ASU 2023-09 on a prospective basis for 2025. Refer to Footnote 10, Income Tax, for further information. Other than the new disclosure requirements, the adoption of ASU 2023-09 did not have a significant impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40) (“ASU 2024-03”), which expands annual and interim disclosure requirements to include specific information about certain costs and expenses in the notes to its financial statements. The objective of ASU 2024-03 is to provide disaggregated information about a public business entity's expenses to help investors better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2024-03 and 2025-01 on the Company’s Consolidated Financial Statements.

Intangibles – Goodwill and Other – Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments in ASU 2025-06 improve the operability of the recognition guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 replaces the legacy recognition framework with management’s considerations on the funding of projects and introduces a probable-to-complete recognition threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted and the update may be applied either on a prospective, modified prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2025-06 on the Company’s Consolidated Financial Statements.

Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the applicability of ASC 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The amendments in this ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2025-11 on the Company’s interim Condensed Consolidated Financial Statements.

3. Revenue

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side, where revenue is generated based on contracts with minimum guarantees or contracts that contain overages after minimum guarantees are achieved.

Disaggregated revenue by customer type was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Activation	$427,311	$373,101	$328,936
Measurement	249,724	226,939	198,024
Supply-side	71,256	56,809	45,583
Total revenue	$748,291	$656,849	$572,543

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $67.0 million and $62.7 million as of December 31, 2025 and 2024, respectively.

Remaining Performance Obligations

As of December 31, 2025, the Company had $42.3 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $71.3 million, or 9.5% of the Company’s total revenue for the year ended December 31, 2025. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our solutions measure, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $1.3 million included in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2023.

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

Rockerbox, Inc.

On March 13, 2025, the Company acquired all of the outstanding stock of Rockerbox, Inc. (“Rockerbox”), a global leader in marketing attribution. The acquisition enhances DoubleVerify’s suite of data solutions, advancing the Company’s capabilities in end-to-end media performance measurement and AI-powered activation. The total purchase price of $82.3 million, net of cash acquired includes measurement period adjustments of $0.2 million recorded during the three months ended June 30, 2025. The effect of these adjustments on the preliminary purchase price allocation was a decrease to the purchase consideration and a corresponding decrease recorded to Goodwill on the Consolidated Balance Sheets.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Acquisition Date
Assets:
Cash and cash equivalents	$2,131
Trade receivables	1,601
Prepaid expenses	195
Other assets	1
Escrow assets	6,000
Deferred tax assets (liabilities)	(2,670)
Intangible assets:
Technology	11,000
Customer relationships	6,700
Total intangible assets	17,700
Goodwill	71,259
Total assets acquired	$96,217
Liabilities:
Trade payables	$504
Deferred revenue	4,410
Other liabilities	826
Escrow liabilities	6,000
Total liabilities assumed	11,740
Total purchase consideration	$84,477
Cash acquired	(2,131)
Purchase consideration, net of cash acquired	$82,346

The acquired intangible assets of Rockerbox will be amortized over their estimated useful lives. Accordingly, customer relationships will be amortized over ten years and developed technology will be amortized over four years. The weighted-average useful life of the acquired intangible assets is 6.3 years. The Company recognized a deferred tax liability of $2.7 million, principally in relation to the intangible assets acquired. The deferred tax liability recognized in relation to the acquisition of Rockerbox was recorded in Deferred tax assets within the Consolidated Balance Sheets due to jurisdictional netting requirements.

The goodwill and identified intangible assets are not deductible for tax purposes. The Company incurred acquisition-related transaction costs of $1.4 million and $0.5 million included in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024, respectively.

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

The acquisition of Rockerbox was immaterial to the Company's Consolidated Financial Statements for the year ended December 31, 2025, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

5. Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from January 1, 2024 through December 31, 2025:

(in thousands)
Goodwill as of January 1, 2024	$436,008
Measurement period adjustments	(300)
Foreign exchange impact	(8,087)
Goodwill as of December 31, 2024	427,621
Business combinations (Rockerbox)	71,259
Foreign exchange impact	17,122
Goodwill as of December 31, 2025	$516,002

The Company completed its analyses for each of the years ended December 31, 2025, 2024 and 2023 and determined that there was no impairment of Goodwill.

The following table summarizes the Company’s intangible assets and related accumulated amortization:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,737	$(6,718)	$5,019	$11,732	$(5,966)	$5,766
Customer relationships	169,275	(92,323)	76,952	159,919	(76,961)	82,958
Developed technology	105,687	(86,042)	19,645	91,556	(69,924)	21,632
Total intangible assets	$286,699	$(185,083)	$101,616	$263,207	$(152,851)	$110,356

Amortization expense related to intangible assets amounted to $29.8 million, $28.7 million, and $28.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future expected amortization expense of intangible assets as of December 31, 2025 is as follows:

(in thousands)
2026	$25,975
2027	21,910
2028	18,519
2029	13,964
2030	7,247
Thereafter	14,001
Total	$101,616

The weighted-average remaining useful life by major asset classes as of December 31, 2025 is as follows:

(In years)
Trademarks and brands	7
Customer relationships	5
Developed technology	2

There were no impairments of Intangible assets identified during the years ended December 31, 2025, 2024 or 2023.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Computers and peripheral equipment	$44,115	$27,552
Office furniture and equipment	6,400	4,943
Leasehold improvements	39,441	36,757
Capitalized software development costs	96,019	55,131
Less accumulated depreciation and amortization	(82,691)	(54,188)
Total property, plant and equipment, net	$103,284	$70,195

For the years ended December 31, 2025, 2024 and 2023 total depreciation and amortization expense related to property, plant and equipment was $26.8 million, $16.5 million and $12.8 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $31.6 million and $17.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accumulated depreciation related to property and equipment under finance lease obligations totaled $20.9 million and $15.0 million, respectively, refer to Footnote 7, Leases.

There were no impairments of Property, plant and equipment identified during the years ended December 31, 2025, 2024 or 2023.

7. Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Lease cost:
Operating lease cost (1)	$12,121	$11,463	$10,359
Finance lease cost
Depreciation of finance lease assets (2)	5,887	2,098	1,770
Interest on finance lease liabilities (3)	757	212	223
Short-term lease cost (1)	1,226	1,208	1,058
Sublease income (1)	—	—	(978)
Total lease cost	$19,991	$14,981	$12,432

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$12,780	$10,471	$7,641
Operating cash outflows from finance leases	$625	$240	$155
Financing cash outflows from finance leases	$4,552	$2,475	$2,314
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	10.7	11.8
Weighted-average remaining lease term - finance leases (in years)	2.0	1.4
Weighted-average discount rate - operating leases	4.9%	4.8%
Weighted-average discount rate - finance leases	6.0%	5.5%

Maturities of lease liabilities as of December 31, 2025 are as follows:

	December 31, 2025
(in thousands)	Operating Leases	Finance Leases
2026	$12,748	$7,625
2027	11,054	5,037
2028	10,940	740
2029	10,758	—
2030	7,189	—
Thereafter	59,977	—
Total lease payments	112,666	13,402
Less amount representing interest	(25,692)	(825)
Present value of total lease payments	$86,974	$12,577

There were no impairments of Operating lease right-of-use assets identified during the years ended December 31, 2025, 2024 or 2023.

8. Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of December 31, 2025
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,336	$—	$—	$9,336

	As of December 31, 2024
	Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents:	$67,645	$—	$—	$67,645
Short-term investments	$17,805	$—	$—	$17,805

As of December 31, 2025, Cash equivalents consisted of money market funds of $9.3 million. As of December 31, 2024, Cash equivalents consisted of treasury bills with original maturities at the date of purchase of three months or less and money market funds of $67.6 million.

As of December 31, 2025, the Company had no Short-term investments. As of December 31, 2024, Short-term investments consisted of treasury bills and treasury notes of $17.8 million. As of December 31, 2024, all of the Company’s Short-term investments were contractually due within one year.

As of December 31, 2024, the amortized cost of the Company’s treasury bills and treasury notes approximated fair value. The Company did not record any unrealized gains, unrealized losses, or credit losses for the years ended December 31, 2025 and 2024.

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

There was no activity for contingent consideration during the years ended December 31, 2025 and 2024. Rollforward of the fair value measurements of the contingent consideration categorized with Level 3 inputs for the year ended December 31, 2023 is as follows:

(in thousands)
Balance as of January 1, 2023	$—
Fair value at date of acquisition	(1,193)
Fair value adjustments	1,193
Balance as of December 31, 2023	$—

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

The Earn-out Period concluded on December 31, 2023. For the year-ended December 31, 2023, there was a decrease in fair value of $1.2 million recorded as a gain in Other income, net on the Consolidated Statements of Operations and Comprehensive Income in relation to the Scibids Contingent Payment. The decrease in fair value was due to the actual performance metrics during the Earn-out Period not exceeding a certain threshold.

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

The New Revolving Credit Facility replaced in full the Company’s prior senior secured revolving credit facility provided under the Second Amended and Restated Credit Agreement, dated as of October 1, 2020 as amended by the First Amendment, dated as March 29, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified.

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of December 31, 2025.

As of December 31, 2025 and 2024, there was no outstanding debt under the New Revolving Credit Facility.

10. Income Tax

Components of Income and Income Tax Expense

The components of income before income tax provision were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$62,923	$65,774	$91,018
Foreign	19,786	23,016	4,859
Income before income taxes	$82,709	$88,790	$95,877

Income tax provision was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$12,580	$31,492	$35,225
State	8,903	16,893	12,848
Foreign	6,448	5,798	1,399
Total current tax provision	$27,931	$54,183	$49,472
Deferred
Federal	$1,015	$(16,154)	$(17,694)
State	1,596	(4,451)	(6,806)
Foreign	1,517	(1,019)	(561)
Total deferred tax benefit	$4,128	$(21,624)	$(25,061)
Income tax provision	$32,059	$32,559	$24,411

Effective Income Tax Rate

As of January 1, 2025, the Company adopted new FASB guidance related to income tax disclosures on a prospective basis.  The following table reconciles the U.S. federal statutory income tax rate to the effective income tax rate for 2025 pursuant to the new guidance:

	Year Ended December 31, 2025
	$ Amount	%
Statutory federal tax rate	$17,369	21.0%
State taxes, net of federal income tax effect*	8,295	10.0
Foreign tax effects
Israel
Stock based compensation	1,462	1.8
Other	634	0.7
United Kingdom	1,203	1.5
Other foreign jurisdictions	2,432	2.9
Effect of cross border tax laws
Foreign derived intangible income	(5,784)	(7.0)
Other	(611)	(0.7)
Tax credits
US R&D tax credits	(5,627)	(6.8)
Nontaxable or nondeductible items
Nondeductible officers' compensation	4,188	5.1
Stock based compensation	6,156	7.4
Other	974	1.2
Changes in unrecognized tax benefits	986	1.2
Other	382	0.5
Effective tax rate	$32,059	38.8%

*State taxes in California, New York City, and New York state made up a majority of the tax effect in this category.

The table below presents the Company’s effective tax rate reconciliations for 2024 and 2023 consistent with historical period disclosures:

	Year Ended December 31,
	2024	2023
Statutory federal tax rate	21.0%	21.0%
State taxes	10.0	5.1
Tax credits	(4.8)	(2.1)
Foreign tax effects	2.5	0.5
Non‑deductible items and other	0.4	0.4
Changes in tax reserves	—	(0.8)
Provision to return adjustment	(0.9)	1.7
Transaction costs	0.1	0.3
Global Intangible Low Tax Income	3.2	1.1
Foreign-Derived Intangible Income	(2.1)	(2.9)
Non-deductible officers' compensation	4.0	1.8
Stock-based compensation	3.1	(0.5)
Effective tax rate	36.5%	25.6%

The Company’s effective tax rates for the years ended December 31, 2025, 2024, and 2023 were generally higher than the U.S. federal statutory income tax rate primarily as a result of the impact of state tax effects and other permanent book-tax differences, including non-deductible executive compensation and stock-based compensation.

Income Taxes Paid

The FASB guidance mentioned above also requires Companies to enhance disclosures regarding cash tax payments made during the year.  For the year ended December 31, 2025, the Company paid income taxes, net of any refunds, by jurisdiction as follows:

Year Ended December 31,
2025
US federal	$35,751
US state & local
CA	3,868
NY	4,244
NYC	4,097
Other	4,505
Foreign
Israel	3,740
Other	4,693
Total	$60,898

Income tax payments for the years ended December 31, 2024 and 2023, as historically disclosed in the Consolidated Statements of Cash Flows, were $41.9 million and $60.9 million, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The following table details the components of deferred tax assets and liabilities as of December 31, 2025 and 2024:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$1,729	$1,762
Accrued expenses and other	2,601	4,295
Stock compensation	9,201	10,089
Capitalized costs	41,231	42,841
Lease liability	22,837	21,468
Net operating losses	1,932	2,873
Gross deferred tax assets	79,531	83,328
Valuation allowance	(575)	(636)
Net deferred tax assets	$78,956	$82,692
Deferred tax liabilities:
ROU asset	$(17,332)	$(15,771)
Purchased intangibles	(30,429)	(30,110)
Depreciation and amortization	(11,742)	(9,832)
Total deferred tax liabilities	(59,503)	(55,713)
Net deferred tax asset	$19,453	$26,979

The Company has generally not recorded a deferred tax liability for foreign withholding or other relevant taxes on the undistributed earnings from the Company’s international subsidiaries, as such earnings are considered to be indefinitely reinvested, with the exception of certain earnings connected to one of the Company’s international subsidiaries.

Under the Tax Cuts and Jobs Act of 2017, research and development costs were no longer immediately tax deductible and were required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement temporarily increases our deferred tax assets and cash tax liabilities.  On July 4, 2025, the One Big Beautiful Bill Act modified these rules to allow the acceleration of tax deductions of certain research and development costs historically capitalized. The Company intends to deduct current US research and development costs on an as-incurred basis and deduct any remaining legacy US research and development amortizable costs within the 2025 and 2026 tax years.

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

Tax Valuation Allowance

As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. Based on this analysis, the Company has concluded that it is more likely than not that the Company will realize all of its deferred taxes assets, with limited exception. A valuation allowance is recorded on a small amount of tax loss carryforwards that are subject to specific usage limitations.

Net Operating Loss and Credit Carryforwards

As of December 31, 2025, the Company had a Federal net operating loss carryforward of approximately $4.8 million and a state net operating loss carryforward of approximately $5.9 million. In addition, the Company had loss carryforwards for various foreign countries where the Company has business operations of approximately $5.6 million. Federal net operating loss carryforwards can be used to offset taxable income in the future and begin to expire in 2029. Utilization of Federal net operating loss carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforwards are subject to the annual limitation under Section 382 of the Internal Revenue Code.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) in various state and international jurisdictions. The Company’s income tax returns are open to examination by federal and state authorities for the tax years ended December 31, 2022 and later. The Company is currently under examination by the IRS for the tax year ended December 31, 2023.

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

The Company's unrecognized tax benefits, which include interest and penalties, were $5.0 million and $2.7 million as of December 31, 2025 and 2024, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $4.8 million and $2.2 million as of December 31, 2025 and 2024, respectively, and include the federal tax benefit of state deductions.

Changes in the Company’s unrecognized tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$2,651	$2,690
Increase related to tax positions of prior years	2,334	287
Increase related to tax positions of the current year	821	433
Decrease due to lapse in statutes of limitations	(829)	(759)
Ending balance	$4,977	$2,651

11. Employee Contribution Plan

The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company’s contributions costs are based on contributions made to the plan at the Company’s discretion and were $3.6 million, $3.0 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

12. Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net Income (basic and diluted)	$50,650	$56,231	$71,466
Denominator:
Weighted‑average common shares outstanding	162,780	170,515	167,803
Dilutive effect of stock based awards	3,903	4,561	5,632
Weighted‑average dilutive shares outstanding	166,683	175,076	173,435
Basic earnings per share	$0.31	$0.33	$0.43
Diluted earnings per share	$0.30	$0.32	$0.41

Approximately 8.4 million, 4.0 million, and 7.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation for the years ended December 31, 2025, 2024 and 2023, respectively, because they were antidilutive.

13. Stock-Based Compensation

Employee Equity Incentive Plan

On September 20, 2017, the Company established the 2017 Plan which provides for the granting of equity-based awards to certain employees, directors, independent contractors, consultants and agents. Under the 2017 Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards for up to 22,182 shares of common stock.

On April 19, 2021, the Company established the 2021 Equity Plan. The maximum number of shares of common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) 30,000 shares of common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) five percent (5%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board’s compensation committee. The 2021 Equity Plan provides for the grant of stock options (including qualified incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance stock units, dividend equivalents, and other stock or cash settled incentive awards. Any shares covered by an award, or portion of an award, granted under the 2021 Equity Plan that expires or is forfeited, canceled, cash-settled, or otherwise terminated for any reason will again be available for the grant of awards under the 2021 Equity Plan. As of December 31, 2025, there were 41,920 shares of common stock reserved and available for future issuance under the 2021 Equity Plan.

Stock Options

Options become exercisable subject to vesting schedules up to four years from the date of the grant and subject to certain timing restrictions upon an employee’s separation of service and no later than 10 years after the grant date.

A summary of stock option activity as of and for the year ended December 31, 2025 is as follows:

	Stock Option
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of January 1, 2025	9,371	$17.49	5.93	$57,646
Options granted	—	—
Options exercised	(231)	3.80
Options forfeited	(322)	30.85
Outstanding as of December 31, 2025	8,818	$17.36	4.84	$22,078
Options expected to vest as of December 31, 2025	549	$25.31	6.74	$—
Options exercisable as of December 31, 2025	8,263	$16.83	4.72	$22,078

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the year ended December 31, 2025. During the year ended December 31, 2025, 86 stock options were exercised and 1,190 market-based and performance-based stock options remain outstanding as of December 31, 2025.

There were no stock options granted during the years ended December 31, 2025 and 2024, respectively. The weighted average grant date fair value of options granted for the year ended December 31, 2023 was $12.57. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $10.8 million and $75.6 million, respectively.

The fair market value of each option granted for the years presented has been estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2025	2024	2023
Risk‑free interest rate (percentage)	—	—	3.6
Expected term (years)	—	—	6.1
Expected dividend yield (percentage)	—	—	—
Expected volatility (percentage)	—	—	46.5

The Company’s Board did not declare or pay dividends on any Company stock during the years ended December 31, 2025, 2024 and 2023.

RSUs

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the year ended December 31, 2025 is as follows:

	RSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of January 1, 2025	5,485	$28.71
Granted	8,125	14.12
Vested	(3,430)	23.30
Forfeited	(989)	21.15
Outstanding as of December 31, 2025	9,191	$18.65

The total grant date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $79.9 million, $64.1 million and $37.6 million, respectively.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $30.10 and $28.19, respectively.

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the year ended December 31, 2025 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of January 1, 2025	392	$43.00
Granted	1,272	16.74
Vested	(114)	36.14
Forfeited	(84)	22.94
Performance adjustments	13	30.00
Outstanding as of December 31, 2025	1,479	$19.52

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the years ended December 31, 2025 was $4.1 million.

The weighted average grant date fair value of PSUs granted during the years ended December 31, 2024 and 2023 was $41.28 and $41.31, respectively.

The fair market value of TSR PSUs granted for the years presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

	2025	2024	2023
Risk‑free interest rate (percentage)	3.9	3.9 - 4.1	3.9 - 4.1
Expected dividend yield (percentage)	—	—	—
Expected volatility (percentage)	58.1	46.7	46.7

Stock-based Compensation Expense

Total stock-based compensation expense recorded on the Consolidated Statements of Operations and Comprehensive Income was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Product development	$39,776	$34,802	$22,955
Sales, marketing and customer support	32,834	27,804	18,299
General and administrative	31,616	28,052	17,990
Total stock‑based compensation	$104,226	$90,658	$59,244

As of December 31, 2025, unrecognized stock-based compensation expense was $166.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

ESPP

In March 2021, the Board approved the Company’s 2021 ESPP. The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended.

The Company reserved 3,000 shares of common stock for issuance under the ESPP. The share reserve increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) one percent (1%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the Board. As of December 31, 2025, there were 8,986 shares of common stock reserved and available for future issuance under the ESPP.

Purchases are accomplished through participation in discrete offering periods. The ESPP is available to most of the Company’s employees. The current offering period began on December 1, 2025 and will end on May 31, 2026. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to ESPP totaled $0.8 million, $1.1 million and $0.8 million for years ended December 31, 2025, 2024 and 2023, respectively.

14. Stockholders’ Equity

The Company had 1,000,000 shares of authorized common stock, par value $0.001 per share, as of December 31, 2025 and 2024. Holders of the Company’s common stock are entitled: (1) to cast one vote for each share held of record on all matters submitted to a vote of the stockholders; (2) to receive, on a pro rata basis, dividends and distributions, if any, that the Board may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any, then outstanding; and (3) upon the Company’s liquidation, dissolution or winding-up, to share equally and ratably in any assets remaining after the payment of all debt and other liabilities, subject to the prior rights, if any, of holders of any outstanding shares of preferred stock.  The Company’s ability to pay dividends on its common stock is subject to the discretion of the Board.

The Company had 100,000 shares of authorized preferred stock, par value $0.01 per share. Because the Board has the power to establish the preferences and rights of the shares of any additional series of preferred stock, it may afford holders of any preferred stock preferences, powers and rights, including voting and dividend rights, senior to the rights of holders of the Company’s common stock. The Company did not issue any preferred stock during the years ended December 31, 2025 and 2024. There are no outstanding shares of preferred stock as of December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company repurchased 1.1 million shares of its common stock for an aggregate repurchase amount of $22.2 million under the Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included on the Consolidated Statements of Stockholders’ Equity. As of March 31, 2025, the $150.0 million authorized for repurchase under the Repurchase Program was fully utilized. Activity under the Repurchase Program was recognized on the Consolidated Balance Sheets on a trade-date basis.

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

During the year ended December 31, 2025, the Company repurchased 7.3 million shares of its common stock for an aggregate repurchase amount of $110.1 million under the New Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA are included on the Consolidated Statements of Stockholders’ Equity. As of December 31, 2025, $90.0 million remained available and authorized for repurchase under the New Repurchase Program. Activity under the New Repurchase Program was recognized on the Consolidated Balance Sheets on a trade-date basis.

15. Supplemental Financial Statement Information

Accrued Expenses

The components of Accrued expenses recorded on the Consolidated Balance Sheets were as follows:

	As of December 31,
(in thousands)	2025	2024
Vendor payments	$12,127	$10,272
Employee commissions and bonuses	40,898	24,465
Payroll and other employee related expense	14,030	10,938
401k and pension expense	779	3,486
Other taxes	5,718	5,371
Total accrued expense	$73,552	$54,532

Other Income, Net

The components of Other income, net recorded on the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest income	$(4,582)	$(12,744)	$(10,841)
Change in fair value of contingent consideration	—	—	(1,193)
Foreign currency exchange (gain) loss	(670)	5,324	855
Other miscellaneous expense (income), net	8	(68)	(37)
Other income, net	$(5,244)	$(7,488)	$(11,216)

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

On December 22, 2025, the securities class action lawsuit previously disclosed on our Form 10-Q filed on November 7, 2025 was voluntarily dismissed by the lead plaintiffs without prejudice.

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

The CODM is provided with the segment expenses included in consolidated Net income and reflected on the Consolidated Statements of Operations and Comprehensive Income, and in the accompanying Notes to Consolidated Financial Statements, to manage the Company’s operations.

Property and equipment, net (excluding capitalized software development costs) and Operating lease right-of-use assets, net presented by principal geographic area, were as follows:

	As of December 31,
(in thousands)	2025	2024
United States	$91,317	$87,427
International	25,905	21,645
Total	$117,222	$109,072

The Company has not disclosed certain geographic information pertaining to revenues as it is impracticable to disclose and is not utilized by the Company’s CODM to review operating results or make decisions about how to allocate resources.

18. Subsequent Events

On February 18, 2026, the Board authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock (the “February 2026 Repurchase Program”). Under the February 2026 Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The February 2026 Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the New Repurchase Program. Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program. As of February 26, 2026, $300.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. GAAP.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisitions occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of Rockerbox, acquired in March 2025, as discussed in Note 4 to the Consolidated Financial Statements. The financial results of this acquisition are included in the Consolidated Financial Statements as of and for the year ended December 31, 2025 and represent approximately 1% of total assets (excluding goodwill and intangible assets which were integrated into the Company’s system and control environment) and 1% of total revenue.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be included in our proxy statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025 (the "Proxy Statement") and is incorporated herein by reference.

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

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation, dated April 23, 2021	8-K	001-40349	3.1	April 26, 2021
3.2	Amended and Restated Bylaws, currently in effect	8-K	001-40349	3.2	April 26, 2021
4.1	Description of Securities	10-K	001-40349	4.1	March 8, 2022
4.2	Form of Common Stock Certificate	S-1/A	333-254380	4.1	April 12, 2021
10.1	Credit Agreement, dated as of August 12, 2024, among DoubleVerify Inc., as borrower, DoubleVerify Midco, Inc. as guarantor, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-40349	10.1	August 13, 2024
10.2#	Employment Agreement with Nicola Allais, dated October 25, 2017	S-1	333-254380	10.2	March 17, 2021
10.3#	Employment Agreement with Andy Grimmig, dated March 23, 2020	S-1	333-254380	10.4	March 17, 2021
10.4#	Employment Agreement with Mark Zagorski, dated July 1, 2020	S-1	333-254380	10.5	March 17, 2021
10.5#	Amended and Restated Employment Agreement with Mark Zagorski, dated July 21, 2025	8-K	001-40349	10.1	July 23, 2025
10.6#	Employment Agreement with Julie Eddleman, dated January 26, 2021	S-1	333-254380	10.7	March 17, 2021
10.7†#	Employment Agreement with Steven Mougis, dated December 31, 2025

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8#	Form of Director Indemnification Agreement	S-1/A	333-254380	10.8	April 12, 2021
10.9#	2017 Omnibus Equity Incentive Plan	S-1	333-254380	10.9	March 17, 2021
10.10#	Form of Nonqualified Stock Option Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.10	March 17, 2021
10.11#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Executives	S-1	333-254380	10.11	March 17, 2021
10.12#	Form of Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Incentive Plan for Directors	S-1	333-254380	10.12	March 17, 2021
10.13#	Nonqualified Stock Option Award Agreement between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.13	March 17, 2021
10.14#	Nonqualified Stock Option Award Agreement between Pixel Group Holdings Inc. and Laura Desmond under the 2017 Omnibus Equity Incentive Plan, dated September 20, 2017	S-1	333-254380	10.14	March 17, 2021
10.15#	Restricted Stock Unit Award Agreement (Upfront Time RSUs) between DoubleVerify Holdings, Inc. and Mark Zagorski under the 2017 Omnibus Equity Incentive Plan, dated July 28, 2020	S-1	333-254380	10.15	March 17, 2021
10.16#	Restricted Stock Unit Award Agreement between DoubleVerify Holdings, Inc. and Julie Eddleman under the 2017 Omnibus Equity Incentive Plan, dated January 26, 2021	S-1	333-254380	10.18	March 17, 2021
10.17#	2021 Omnibus Equity Incentive Plan	S-8	333-255374	4.3	April 20, 2021
10.18#	2021 Employee Stock Purchase Plan	S-8	333-255374	4.4	April 20, 2021
10.19	Registration Rights Agreement by and among DoubleVerify Holdings, Inc., Providence VII U.S. Holdings L.P. and the other stockholders of DoubleVerify Holdings, Inc. listed on Schedule I thereto, dated as of April 19, 2021	8-K	001-40349	10.1	April 26, 2021
10.20	Stockholder’s Agreement, by and between DoubleVerify Holdings, Inc. and Providence VII U.S. Holdings L.P., dated as of April 20, 2021	8-K	001-40349	10.2	April 26, 2021
10.21#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.22	March 8, 2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.22#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (full acceleration upon change of control)	10-K	001-40349	10.23	March 8, 2022
10.23#	DoubleVerify Holdings, Inc. Deferred Compensation Plan	10-K	001-40349	10.24	March 8, 2022
10.24#	Form of Nonqualified Stock Option Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.25	March 1, 2023
10.25#	Form of Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (double trigger protection upon change of control)**	10-K	001-40349	10.26	March 1, 2023
10.26#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan	10-K	001-40349	10.27	February 28, 2024
10.27	Guarantee Agreement, dated as of August 12, 2024, between DoubleVerify Holdings, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-40349	10.2	August 13, 2024
10.28#	Executive Separation Agreement, dated as of September 15, 2025, by and between Julie Eddleman, DoubleVerify Inc. and DoubleVerify Holdings, Inc.	10-Q	001-40349	10.2	November 7, 2025
10.29#	Consulting Agreement, dated as of September 15, 2025, by and between Julie Eddleman and DoubleVerify Inc.	10-Q	001-40349	10.3	November 7, 2025
10.30†#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (2025)
19.1	DoubleVerify Holdings, Inc. Policy on Trading in Securities	10-K	001-40349	19.1	February 27, 2025
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney (contained on signature page)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DoubleVerify Holdings, Inc. Clawback Policy	10-K	001-40349	97.1	February 28, 2024
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated: February 26, 2026

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

Signature	Title	Date

/s/ MARK ZAGORSKI Mark Zagorski	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ NICOLA ALLAIS Nicola Allais	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026

/s/ R. DAVIS NOELL	Director	February 26, 2026
R. Davis Noell

/s/ LAURA B. DESMOND Laura B. Desmond	Director	February 26, 2026

/s/ LUCY STAMELL DOBRIN Lucy Stamell Dobrin	Director	February 26, 2026

/s/ SUNDEEP JAIN Sundeep Jain	Director	February 26, 2026

/s/ ROSIE PEREZ Rosie Perez	Director	February 26, 2026

/s/ JENNIFER STORMS Jennifer Storms	Director	February 26, 2026

/s/ GARY SWIDLER Gary Swidler	Director	February 26, 2026

/s/ KELLI TURNER	Director	February 26, 2026
Kelli Turner

/s/ SCOTT WAGNER	Director	February 26, 2026
Scott Wagner