Form 10-Q
period 2026-03-31
DoubleVerify Holdings, Inc.
filed 2026-05-06
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, there were 153,464,189 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

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

You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission (“SEC”), on February 26, 2026, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	March 31, 2026	December 31, 2025
Assets:
Current assets
Cash and cash equivalents	$173,802	$259,038
Trade receivables, net of allowances for doubtful accounts of $8,790 and $8,096 as of March 31, 2026 and December 31, 2025, respectively	222,559	221,158
Prepaid expenses and other current assets	55,047	39,132
Total current assets	451,408	519,328
Property, plant and equipment, net	106,163	103,284
Operating lease right-of-use assets, net	64,916	66,908
Goodwill	512,503	516,002
Intangible assets, net	94,521	101,616
Deferred tax assets	28,955	30,920
Other non-current assets	15,941	16,024
Total assets	$1,274,407	$1,354,082
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$12,459	$14,662
Accrued expenses	49,521	73,552
Operating lease liabilities, current	8,322	9,057
Income tax liabilities	2,594	3,829
Current portion of finance lease obligations	6,555	6,982
Other current liabilities	15,167	13,481
Total current liabilities	94,618	121,563
Operating lease liabilities, non-current	76,236	77,917
Finance lease obligations	4,426	5,595
Deferred tax liabilities	10,856	11,467
Other non-current liabilities	7,004	6,208
Total liabilities	193,140	222,750
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 176,689 shares issued and 155,929 outstanding as of March 31, 2026; 1,000,000 shares authorized, 176,546 shares issued and 161,900 outstanding as of December 31, 2025	177	177
Additional paid-in capital	1,065,355	1,059,938
Treasury stock, at cost, 20,760 shares and 14,646 shares as of March 31, 2026 and December 31, 2025, respectively	(304,943)	(247,982)
Retained earnings	312,274	305,864
Accumulated other comprehensive income, net of income taxes	8,404	13,335
Total stockholders’ equity	1,081,267	1,131,332
Total liabilities and stockholders' equity	$1,274,407	$1,354,082

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$180,825	$165,061
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,159	30,966
Product development	45,381	44,717
Sales, marketing and customer support	45,595	43,701
General and administrative	25,715	26,527
Depreciation and amortization	15,339	12,387
Income from operations	15,636	6,763
Interest expense	413	420
Other expense (income), net	993	(3,179)
Income before income taxes	14,230	9,522
Income tax expense	7,820	7,161
Net income	$6,410	$2,361
Earnings per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted-average common stock outstanding:
Basic	160,772	165,117
Diluted	164,108	168,941
Comprehensive income:
Net income	$6,410	$2,361
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(4,931)	7,493
Total comprehensive income	$1,479	$9,854

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2026	176,546	$177	14,646	$(247,982)	$1,059,938	$305,864	$13,335	$1,131,332
Foreign currency translation adjustment	—	—	—	—	—	—	(4,931)	(4,931)
Shares repurchased for settlement of employee tax withholdings	—	—	142	(1,437)	—	—	—	(1,437)
Stock-based compensation expense	—	—	—	—	25,613	—	—	25,613
Common stock issued upon exercise of stock options	—	—	—	—	43	—	—	43
Common stock issued upon vesting of restricted stock units	90	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	53	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	7,270	(75,145)	—	—	—	(75,145)
Excise tax on shares repurchased	—	—	—	(618)	—	—	—	(618)
Treasury stock reissued upon settlement of equity awards	—	—	(1,298)	20,239	(20,239)	—	—	—
Net income	—	—	—	—	—	6,410	—	6,410
Balance as of March 31, 2026	176,689	$177	20,760	$(304,943)	$1,065,355	$312,274	$8,404	$1,081,267

Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	$175	12,295	$(216,784)	$998,666	$257,575	$(7,199)	$1,032,433

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Operating activities:
Net income	$6,410	$2,361
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	1,448	983
Depreciation and amortization expense	15,339	12,387
Amortization of debt issuance costs	109	109
Non-cash lease expense	2,074	1,874
Deferred taxes	1,501	(3,367)
Stock-based compensation expense	24,249	24,342
Interest expense, net	273	299
Loss on disposal of fixed assets	—	89
Other	916	(704)
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	(3,698)	14,766
Prepaid expenses and other assets	(16,311)	(10,530)
Trade payables	(2,060)	337
Accrued expenses and other liabilities	(26,079)	(5,283)
Net cash provided by operating activities	4,171	37,663
Investing activities:
Purchase of property, plant and equipment	(10,543)	(6,286)
Acquisition of businesses, net of cash acquired	—	(82,578)
Other investing activities	—	(1,000)
Net cash used in investing activities	(10,543)	(89,864)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	43	222
Finance lease payments	(1,597)	(525)
Shares repurchased under authorized repurchase programs	(75,145)	(82,240)
Shares repurchased for settlement of employee tax withholdings	(1,437)	(3,210)
Net cash used in financing activities	(78,136)	(85,753)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(746)	1,526
Net decrease in cash, cash equivalents, and restricted cash	(85,254)	(136,428)
Cash, cash equivalents, and restricted cash - Beginning of period	260,034	293,741
Cash, cash equivalents, and restricted cash - End of period	$174,780	$157,313

Cash and cash equivalents	$173,802	$156,360
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	—	34
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	978	919
Total cash and cash equivalents and restricted cash	$174,780	$157,313
Supplemental cash flow information:
Cash paid for interest	$300	$41
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$245	$1,815
Acquisition of equipment under finance lease	$—	$13,805
Capital assets financed by accounts payable and accrued expenses	$55	$98
Stock-based compensation included in capitalized software development costs	$1,364	$744
Accrued excise tax on net share repurchases	$618	$732

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

The Company was incorporated on August 16, 2017 and is registered in the state of Delaware. The Company is headquartered in New York, New York and has wholly-owned subsidiaries in numerous jurisdictions, including Israel, the United Kingdom, the United Arab Emirates, Germany, Singapore, Australia, Canada, Brazil, Belgium, Mexico, France, Japan, Spain, Finland, Italy, Poland and India, and operates in one reportable segment.

2.     Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025, the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements and related notes as of and for three months ended March 31, 2026 have been prepared on the same basis as and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

In the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, the Company changed the description of repurchases of its common stock under the Company’s share repurchase programs. The change is intended to capture the share repurchase activity under all existing share repurchase authorizations approved by the Company’s Board of Directors (the “Board”).

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

Stock-Based Compensation

During the first quarter of 2026, the Company granted performance-based restricted stock units (“PSUs”) with market-based and service-based vesting conditions that will vest based on achievement of Company specific stock price hurdles during the defined performance periods (“Stock Price PSUs”), subject to the recipient’s continued service during an explicit service period. The valuation of Stock Price PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to the Company, such as valuation date stock price, expected volatility, risk-free interest rate, and expected dividend yield. The valuation date stock price is based on the closing price on the grant date. Expected volatility is calculated using the Company’s historical stock price volatility for a period that is commensurate with the length of the applicable performance period. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the applicable performance period. The expected dividend yield was based on the Company’s expected dividend rate over the applicable performance period assuming dividends distributed during the performance period are reinvested in additional shares of the underlying stock on the ex-dividend date. To the extent that market-based and service-based vesting conditions are met, between 0% and 200% of the target Stock Price PSUs will vest.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40) (“ASU 2024-03”), which expands annual and interim disclosure requirements to include specific information about certain costs and expenses in the notes to its financial statements. The objective of ASU 2024-03 is to provide disaggregated information about a public business entity's expenses to help investors better understand the entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the update may be applied either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of ASU 2024-03 and ASU 2025-01 on the Company’s Condensed Consolidated Financial Statements.

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

Disaggregated revenue by customer type was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Activation	$100,547	$95,172
Measurement	61,803	53,430
Supply-side	18,475	16,459
Total revenue	$180,825	$165,061

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $65.9 million and $67.0 million as of March 31, 2026 and December 31, 2025, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Remaining Performance Obligations

As of March 31, 2026, the Company had $39.3 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $18.5 million, or 10.2% of the Company’s total revenue for the three months ended March 31, 2026. The vast majority of the Company’s revenue is derived from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

4.      Business Combinations

Rockerbox, Inc.

On March 13, 2025, the Company acquired all of the outstanding stock of Rockerbox, Inc. (“Rockerbox”), a global leader in marketing attribution. The acquisition enhances DoubleVerify’s suite of data solutions, advancing the Company’s capabilities in end-to-end media performance measurement and AI-powered activation. The total purchase price was $82.3 million, net of cash acquired.

There were no changes to the purchase price allocation for Rockerbox during the three months ended March 31, 2026. As of March 31, 2026, the purchase price allocation for Rockerbox is final.

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2025 to March 31, 2026:

(in thousands)
Goodwill at December 31, 2025	$516,002
Foreign exchange impact	(3,499)
Goodwill at March 31, 2026	$512,503

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	March 31, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,736	$(6,903)	$4,833	$11,737	$(6,718)	$5,019
Customer relationships	168,732	(95,921)	72,811	169,275	(92,323)	76,952
Developed technology	105,058	(88,181)	16,877	105,687	(86,042)	19,645
Total intangible assets	$285,526	$(191,005)	$94,521	$286,699	$(185,083)	$101,616

Amortization expense related to intangible assets for the three months ended March 31, 2026 and March 31, 2025 was $6.6 million and $7.2 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of March 31, 2026 is as follows:

(in thousands)
2026 (for remaining nine months)	$19,296
2027	21,793
2028	18,470
2029	13,915
2030	7,198
Thereafter	13,849
Total	$94,521

The weighted-average remaining useful life by major asset classes as of March 31, 2026 is as follows:

(In years)
Trademarks and brands	7
Customer relationships	5
Developed technology	2

There were no impairments of Goodwill or Intangible assets identified during the three months ended March 31, 2026 or March 31, 2025.

6.     Property, Plant and Equipment

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Computers and peripheral equipment	$44,304	$44,115
Office furniture and equipment	6,381	6,400
Leasehold improvements	39,357	39,441
Capitalized software development costs	107,507	96,019
Less accumulated depreciation and amortization	(91,386)	(82,691)
Total property, plant and equipment, net	$106,163	$103,284

For the three months ended March 31, 2026 and March 31, 2025, total depreciation and amortization expense related to property, plant and equipment was $8.7 million and $5.2 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $31.6 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, accumulated depreciation related to property and equipment under finance lease obligations totaled $22.5 million and $20.9 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the three months ended March 31, 2026 or March 31, 2025.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(in thousands)	2026	2025
Lease cost:
Operating lease cost (1)	$3,111	$2,880
Finance lease cost:
Depreciation of finance lease assets (2)	1,608	969
Interest on finance lease liabilities (3)	148	171
Short-term lease cost (1)	301	297
Total lease cost	$5,168	$4,317

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,545	$2,837
Operating cash outflows from finance leases	$172	$41
Financing cash outflows from finance leases	$1,597	$525
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of March 31, 2026 and 2025, respectively:

	March 31,
	2026	2025
Weighted-average remaining lease term - operating leases (in years)	10.6	11.4
Weighted-average remaining lease term - finance leases (in years)	1.8	2.6
Weighted-average discount rate - operating leases	4.9%	4.9%
Weighted-average discount rate - finance leases	6.0%	5.9%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of March 31, 2026 were as follows:

	March 31, 2026
(in thousands)	Operating Leases	Finance Leases
2026 (for remaining nine months)	$9,373	$5,856
2027	11,058	5,037
2028	10,894	741
2029	10,722	—
2030	7,187	—
Thereafter	59,976	—
Total lease payments	109,209	11,634
Less amount representing interest	(24,651)	(653)
Present value of total lease payments	$84,558	$10,981

There were no impairments of Operating lease right-of-use assets identified during the three months ended March 31, 2026 or March 31, 2025.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of March 31, 2026
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,419	$—	$—	$9,419

As of December 31, 2025
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Tota1 Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,336	$—	$—	$9,336

Cash equivalents consisted of money market funds of $9.4 million and $9.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

The loans under the New Revolving Credit Facility, at the Borrower's option, bear interest at either a Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate (“ABR”). In the case of SOFR loans, for each day during each interest period with respect thereto, a rate per annum equal to Term SOFR (as defined in the Credit Agreement) determined for such day plus an applicable margin ranging from 2.00% to 2.75% per annum (depending on the total net leverage ratio of Holdings and its subsidiaries (the “Credit Group”)) applies. In the case of ABR loans, a rate per annum equal to ABR (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75% per annum (depending on the total net leverage ratio of the Credit Group) applies. The Term SOFR rate is subject to a “floor” of 0.00% per annum. The New Revolving Credit Facility is payable in monthly or quarterly installments for interest, with the principal balance due in full at the Revolving Termination Date, subject to customary events of default as defined by the Credit Agreement. The New Revolving Credit Facility bears a commitment fee ranging from 0.25% to 0.35% per annum (depending on the total net leverage ratio of the Credit Group), payable quarterly in arrears commencing on April 15, 2025 and on the fifteenth day following the last day of each calendar quarter occurring thereafter prior to the Revolving Termination Date, and on the Revolving Termination Date, based on the utilization of the New Revolving Credit Facility, and customary letter of credit fees.

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three months ended March 31, 2026, the Company recorded an income tax provision of $7.8 million, resulting in an ETR of 55.0%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes. During the three months ended March 31, 2025, the Company recorded an income tax provision of $7.2 million, resulting in an ETR of 75.1%, that includes the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S tax on foreign operations, and U.S state and local taxes.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of the basic and diluted EPS for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net Income (basic and diluted)	$6,410	$2,361
Denominator:
Weighted-average common shares outstanding	160,772	165,117
Dilutive effect of share-based awards	3,336	3,824
Weighted-average dilutive shares outstanding	164,108	168,941
Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Approximately 14.9 million and 10.2 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three months ended March 31, 2026 and March 31, 2025, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the three months ended March 31, 2026 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2025	8,818	$17.36	4.84	$22,078
Options granted	—	—
Options exercised	(11)	3.79
Options forfeited	(154)	27.19
Outstanding as of March 31, 2026	8,653	$17.21	4.41	$15,502
Options expected to vest as of March 31, 2026	395	$25.31	6.27	$—
Options exercisable as of March 31, 2026	8,256	$16.82	4.32	$15,502

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the three months ended March 31, 2026. During the three months ended March 31, 2026, no stock options were exercised and 1,190 market-based and performance-based stock options remain outstanding as of March 31, 2026.

The total intrinsic value of options exercised during the three months ended March 31, 2026 and March 31, 2025 was $0.1 million and $1.0 million, respectively.

The Board did not declare or pay dividends on any Company stock during the three months ended March 31, 2026 and March 31, 2025.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the three months ended March 31, 2026 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	9,191	$18.65
Granted	6,816	10.41
Vested	(1,112)	18.91
Forfeited	(288)	18.76
Outstanding as of March 31, 2026	14,607	$14.78

The total grant date fair value of RSUs that vested during the three months ended March 31, 2026 was $21.0 million.

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the three months ended March 31, 2026 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2025	1,479	$19.52
Granted	1,375	12.94
Vested	(318)	15.77
Forfeited	(44)	19.52
Outstanding as of March 31, 2026	2,492	$16.37

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the three months ended March 31, 2026 was $5.0 million.

The fair market value of PSUs with market-based and service-based vesting conditions granted for the year presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2026
Risk‑free interest rate (percentage)	3.6
Expected dividend yield (percentage)	—
Expected volatility (percentage)	56.0

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Product development	$9,410	$9,266
Sales, marketing and customer support	7,124	7,629
General and administrative	7,715	7,447
Total stock-based compensation	$24,249	$24,342

As of March 31, 2026, unrecognized stock-based compensation expense was $217.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.2 million for each of the three months ended March 31, 2026 and March 31, 2025, respectively.

13.   Stockholders’ Equity

February 2026 Repurchase Program

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

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the previously authorized repurchase plan that was announced on November 6, 2024 (the “November 2024 Repurchase Program”). Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

During the three months ended March 31, 2026, the Company repurchased 7.3 million shares of its common stock for an aggregate repurchase amount of $75.1 million under the February 2026 Repurchase Program, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of March 31, 2026, $225.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program. Activity under the February 2026 Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

The components of Accrued expenses recorded on the Condensed Consolidated Balance Sheets were as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Vendor payments	$12,133	$12,127
Employee commissions and bonuses	14,630	40,898
Payroll and other employee related expense	16,854	14,030
401k and pension expense	863	779
Other taxes	5,041	5,718
Total accrued expenses	$49,521	$73,552

Other Expense (Income), Net

The components of Other expense (income), net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Interest income	$(968)	$(1,976)
Foreign currency exchange loss (gain)	1,958	(1,183)
Other miscellaneous expense (income), net	3	(20)
Other expense (income), net	$993	$(3,179)

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

The CODM is provided with the segment expenses included in consolidated Net income and reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income, and in the accompanying Notes to Condensed Consolidated Financial Statements, to manage the Company’s operations.

17.    Subsequent Events

In April 2026, the Company repurchased 2.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million, which included immaterial amounts of broker commissions. As of May 6, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report, including under the heading “Special Note Regarding Forward-Looking Statements.”

Company Overview

We are one of the industry’s leading media effectiveness platforms that leverages AI to drive superior outcomes for global brands. By creating more effective, transparent ad transactions, we make the digital advertising ecosystem stronger, safer and more secure, thereby preserving the fair value exchange between buyers and sellers of digital media.

Our solutions are integrated across the entire digital advertising ecosystem, including programmatic platforms, social media channels, and digital publishers. We deliver unique data analytics through our customer interface, DV Pinnacle, to provide detailed insights into our customers’ media performance on both direct and programmatic media buying platforms and across all key digital media channels, formats, and devices. In 2025, our coverage spanned 110 countries where our customers activate our solutions. Our customers include many of the largest global advertisers and digital ad platforms and publishers. We provide a consistent, cross-platform measurement standard across all major forms of digital media, making it easier for advertisers and supply-side customers to assess performance across all of their digital ads and optimize business outcomes in real-time.

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

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured by our solutions, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended March 31, 2026. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three months ended March 31, 2026 and March 31, 2025, we generated 90% of our revenue from advertiser customers. Advertisers can purchase our solutions through programmatic, social media and CTV platforms to evaluate the quality and optimize the efficiency of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers, social media and CTV platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For each of the three months ended March 31, 2026 and March 31, 2025, we generated 10% of our revenue from supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%

	(In Thousands)
Revenue by customer type:
Activation	$100,547	$95,172	$5,375	6%
Measurement	61,803	53,430	8,373	16
Supply-side	18,475	16,459	2,016	12
Total revenue	$180,825	$165,061	$15,764	10%

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

Interest expense.  Interest expense consists primarily of the amortization of debt issuance costs, commitment fees associated with the unused portion of the New Revolving Credit Facility and interest on finance leases. The New Revolving Credit Facility bears interest at either SOFR or ABR plus an applicable margin per annum. See “Liquidity and Capital Resources—Debt Obligations” and Note 9 to our Condensed Consolidated Financial Statements.

Other expense (income), net.  Other expense (income), net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%

	(In Thousands)
Revenue	$180,825	$165,061	$15,764	10%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,159	30,966	2,193	7
Product development	45,381	44,717	664	1
Sales, marketing and customer support	45,595	43,701	1,894	4
General and administrative	25,715	26,527	(812)	(3)
Depreciation and amortization	15,339	12,387	2,952	24
Income from operations	15,636	6,763	8,873	131
Interest expense	413	420	(7)	(2)
Other expense (income), net	993	(3,179)	(4,172)	(131)
Income before income taxes	14,230	9,522	4,708	49
Income tax expense	7,820	7,161	659	9
Net income	$6,410	$2,361	$4,049	171%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18	19
Product development	25	27
Sales, marketing and customer support	25	26
General and administrative	14	16
Depreciation and amortization	8	8
Income from operations	9	4
Interest expense	—	—
Other expense (income), net	1	(2)
Income before income taxes	8	6
Income tax expense	4	4
Net income	4%	1%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $15.8 million, or 10%, from $165.1 million in the three months ended March 31, 2025 to $180.8 million in the three months ended March 31, 2026.

Total Advertiser revenue increased by $13.7 million, or 9%, in the three months ended March 31, 2026 as compared to the same period in 2025. The growth was driven primarily by an 12% increase in Media Transactions Measured, partially offset by a 4% decrease in Measured Transaction Fees.

Activation revenue increased by $5.4 million, or 6%, in the three months ended March 31, 2026, as compared to the same period in 2025. The increase was driven by greater adoption of social media solutions, Authentic Brand Suitability, and Scibids AI.

Measurement revenue increased $8.4 million, or 16%, in the three months ended March 31, 2026, as compared to the same period in 2025, driven primarily by greater adoption of social and CTV solutions, as well as the addition of Rockerbox, Inc. (“Rockerbox”).

Supply-side revenue increased $2.0 million, or 12%, in the three months ended March 31, 2026, as compared to the same period in 2025, driven primarily by growth from both existing and new platform and publisher customers.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $2.2 million, or 7%, from $31.0 million in the three months ended March 31, 2025 to $33.2 million in the three months ended March 31, 2026. The increase was due primarily to higher data services and hosting expenses due to increased volume, as well as growth in Activation revenue which led to increased partner costs from revenue-sharing arrangements.

Product Development Expenses

Product development expenses increased by $0.7 million, or 1%, from $44.7 million in the three months ended March 31, 2025 to $45.4 million in the three months ended March 31, 2026. The increase was due primarily to an increase in personnel costs, including stock-based compensation, of $1.1 million, partially offset by lower travel and entertainment and other costs to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $1.9 million, or 4%, from $43.7 million in the three months ended March 31, 2025 to $45.6 million in the three months ended March 31, 2026. The increase was due primarily to an increase in travel and entertainment and third party professional fees to support marketing and sales activities of $1.2 million, and an increase in personnel costs, including stock-based compensation and sales commissions, of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, or 3%, from $26.5 million in the three months ended March 31, 2025 to $25.7 million in the three months ended March 31, 2026. The decrease was due primarily to a $1.2 million decrease in acquisition-related transaction costs for Rockerbox, partially offset by an increase in personnel costs, including stock-based compensation of $0.5 million.

Depreciation and Amortization

Depreciation and amortization increased by $3.0 million, or 24%, from $12.4 million in the three months ended March 31, 2025, to $15.3 million in the three months ended March 31, 2026. The increase was due primarily to higher amortization of internally developed software.

Interest Expense

Interest expense was materially unchanged at $0.4 million in each of the three months ended March 31, 2025 and March 31, 2026, respectively.

Other Expense (Income), Net

Other expense (income), net changed by $4.2 million, from income of $3.2 million in the three months ended March 31, 2025 to expense of $1.0 million in the three months ended March 31, 2026. The change was due primarily to a decrease in interest earned on interest-bearing monetary assets, and to losses from changes in foreign exchange rates.

Income Tax Expense

Income tax expense increased by $0.7 million from $7.2 million in the three months ended March 31, 2025, to $7.8 million in the three months ended March 31, 2026. The increase was due primarily to higher pre-tax earnings and unfavorable effects from certain stock compensation costs. These factors were partially offset by a more favorable estimated operating effective tax rate for the year.

Adjusted EBITDA

In addition to our results determined in accordance with GAAP, management believes that certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin, are useful in evaluating our business. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
Net income	$6,410	$2,361
Net income margin	4%	1%
Depreciation and amortization	15,339	12,387
Stock-based compensation	24,249	24,342
Interest expense	413	420
Income tax expense	7,820	7,161
M&A and restructuring costs (a)	—	1,162
Other recoveries (b)	(22)	—
Other expense (income) (c)	993	(3,179)
Adjusted EBITDA	$55,202	$44,654
Adjusted EBITDA margin	31%	27%

(a)	M&A and restructuring costs for the three months ended March 31, 2025 consist of transaction costs related to the acquisition of Rockerbox.
(b)	Other recoveries for the three months ended March 31, 2026 consist of changes to accrued expenses with respect to litigation and regulatory matters outside of the ordinary course.
(c)	Other expense (income) for the three months ended March 31, 2026 and March 31, 2025 consist of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of March 31, 2026, the Company had cash and cash equivalents of $173.8 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $183.0 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of March 31, 2026, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

Our total future capital requirements and the adequacy of available funds will depend on many factors, including those discussed above as well as the risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Debt Obligations

On August 12, 2024, the Company entered into the Credit Agreement providing for the New Revolving Credit Facility with available borrowings of $200.0 million, which matures on the Revolving Termination Date. Subject to certain terms and conditions, the Company is entitled to request incremental facilities (including term, revolving and/or letter of credit facilities). The New Revolving Credit Facility replaced in full the Company’s Prior Revolving Credit Facility.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. DoubleVerify, Inc. was in compliance with all covenants under the New Revolving Credit Facility as of March 31, 2026.

As of March 31, 2026, there was no outstanding debt under the New Revolving Credit Facility.

For more information about the New Revolving Credit Facility, see Note 9 to our Condensed Consolidated Financial Statements.

Repurchase Programs

On February 18, 2026, the Company’s Board authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock under the February 2026 Repurchase Program. The Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The February 2026 Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the November 2024 Repurchase Program. Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program.

Repurchases under the February 2026 Repurchase Program commenced in March 2026. During the three months ended March 31, 2026, the Company repurchased 7.3 million shares of its common stock for an aggregate repurchase amount of $75.1 million under the February 2026 Repurchase Program. As of March 31, 2026, $225.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

In April 2026, the Company repurchased 2.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million. As of May 6, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
Cash flows provided by operating activities	$4,171	$37,663
Cash flows used in investing activities	(10,543)	(89,864)
Cash flows used in financing activities	(78,136)	(85,753)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(746)	1,526
Decrease in cash, cash equivalents, and restricted cash	$(85,254)	$(136,428)

Operating Activities

Our cash flows from operating activities are influenced primarily by growth in our operations and by changes in our working capital. In particular, trade receivables increase in conjunction with our growth in sales and decrease based on timing of cash receipts from our customers. The timing of payments of trade payables also impacts our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period.

For the three months ended March 31, 2026, cash provided by operating activities was $4.2 million, attributable to net income of $6.4 million, adjusted for non-cash charges of $45.9 million and $48.1 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $15.3 million in depreciation and amortization and $24.2 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $20.0 million increase in trade receivables, prepaid expenses and other assets primarily related to increases in prepayments, and a $28.1 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of payments for accrued expenses.

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

Investing Activities

For the three months ended March 31, 2026, cash used in investing activities of $10.5 million was attributable to purchases of property, plant and equipment, and capitalized software development costs. For the three months ended March 31, 2025, cash used in investing activities was $89.9 million, including $82.6 million attributable to the acquisition of Rockerbox and $6.3 million attributable to purchases of property, plant and equipment, and capitalized software development costs.

Financing Activities

For the three months ended March 31, 2026, cash used in financing activities of $78.1 million was due primarily to $75.1 million related to shares repurchased under the February 2026 Repurchase Program and $1.4 million related to shares repurchased for settlement of employee tax withholding. For the three months ended March 31, 2025, cash used in financing activities of $85.8 million was due primarily to $82.2 million related to shares repurchased under the repurchase programs authorized in 2024 and $3.2 million related to shares repurchased for settlement of employee tax withholding.

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

Some of the judgments that management makes in applying its accounting estimates in these areas are discussed in Note 2 to our audited Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at March 31, 2026 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Management has implemented internal controls over significant processes specific to Rockerbox that we believe are appropriate in the integration of its operations, systems, and control activities. Rockerbox will be incorporated into our annual assessment of internal controls over financial reporting for our fiscal year ending December 31, 2026.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended March 31, 2026:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)	Per Share (2)	Programs (1)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
January 1 - 31	—	$—	—	$90,000
February 1 - 28	—	—	—	300,000
March 1 - 31	7,270	$10.32	7,270	$225,000
Total for the three months ended March 31, 2026	7,270		7,270

(1) On February 18, 2026, the Board authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock under the February 2026 Repurchase Program. In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the November 2024 Repurchase Program. Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program. Under the February 2026 Repurchase Program, the Company may repurchase for cash from time to time shares of its common stock through open market purchases pursuant to Rule 10b-18 and/or Rule 10b5-1 plans, in compliance with applicable securities laws and other legal requirements. The February 2026 Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no time limit, and may be modified, suspended, or discontinued at any time at the Company’s discretion.

(2) Excludes other costs such as broker commissions and the accrued excise tax imposed by the IRA.

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

Date: May 6, 2026

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)