Form 10-Q
period 2026-06-30
DoubleVerify Holdings, Inc.
filed 2026-08-07
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 29, 2026, there were 154,986,847 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, our financial position; results of operations; industry outlook; and growth strategies or expectations.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, the outcome of our proposed merger with Neptune BidCo US Inc., actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. These factors include, without limitation:

●	the risk that the Merger (as defined below) may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;
●	the timing to consummate the Merger, or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement (as defined below), including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement;
●	the failure to satisfy the conditions to the consummation of the Merger, and the other transactions contemplated thereby;
●	the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated;
●	the effect of the pendency of the Merger on our business relationships, operating results and business generally;
●	certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
●	risks that the Merger disrupts current plans and operations;
●	risks related to diverting management’s attention from our ongoing business operations;
●	the outcome of any legal proceedings that may be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto;
●	our ability to retain, hire and integrate skilled personnel, and maintain relationships with key business partners and customers, and others with whom we do business, in light of the proposed Merger;
●	unexpected costs, charges or expenses resulting from the Merger;
●	risks that the benefits of the Merger are not realized when and as expected;
●	our ability to respond to technological developments, evolving industry standards or shifting advertiser preference, which may make our solutions obsolete or less competitive;
●	our ability to compete in our highly competitive market;
●	our ability to retain existing customers, obtain new customers and generate revenue from new customers;
●	system failures, security breaches, cyberattacks or other unforeseen events that could interrupt the operation of our platform and data centers;
●	our use of artificial intelligence and machine learning models;
●	our reliance on demand- and supply-side advertising platforms, ad servers and social platforms to accept and integrate with our technology;
●	economic downturns and unstable market conditions;
●	our ability to integrate businesses acquired;
●	acquired businesses may disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention;
●	our ability to accurately and timely collect payments from our customers and integration partners;
●	defects, errors or inaccuracies associated with our solutions;
●	our long sales cycles, which can result in significant time between initial contact with a prospect and execution of a contractual agreement, making it difficult to project when, if at all, we will generate revenue from new customers;
●	our ability to retain our management team and other key personnel and to hire additional qualified personnel;
●	scrutiny of our corporate social responsibility practices and meeting stakeholders’ evolving expectations relating to such practices;
●	the application, interpretation, and enforcement of data privacy legislation and regulation on digital advertising and privacy and data protection;

●	the impact of public criticism of digital advertising technology on our business, including digital advertising on social media platforms;
●	the assertion of third-party intellectual property rights against us and our ability to protect and enforce our intellectual property rights;
●	our ability to manage our business and conduct our operations internationally;
●	our exposure to foreign currency exchange rate fluctuations;
●	our use of “open source” software could subject our technology to general release, require us to re-engineer our platform or subject us to litigation;
●	seasonal fluctuations in advertising activity;
●	our ability to sustain historical growth rates;
●	adverse developments in the tax laws and regulations, or disagreements with our tax positions, in the multiple jurisdictions in which we are subject to taxation;
●	adverse developments affecting financial institutions;
●	our estimates of market opportunity and forecasts of market growth may prove to be inaccurate;
●	impairment of goodwill or other intangible and long-lived assets;
●	restrictions contained in the New Revolving Credit Facility (as defined herein);
●	our potential need for future additional financing that may not be available or may reduce our profitability;
●	future sales of shares by us or our existing stockholders;
●	lack of research or misleading or unfavorable research published about our business by securities or industry analysts;
●	the significant influence over us by funds affiliated with Providence Equity Partners L.L.C. (“Providence”);
●	future offerings of debt or equity securities that would rank senior to our common stock;
●	our ability to maintain an effective system of internal controls;
●	our ability to fulfill our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the NYSE, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	the possibility of being subject to securities class action litigation due to future stock price volatility; and
●	the other risk identified under the captions “Risk Factors” in our Annual Report and this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

Unless the context otherwise requires, the terms “DoubleVerify,” ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘Company,’’ as used in this report refer to DoubleVerify Holdings, Inc. and its consolidated subsidiaries. DoubleVerify and its subsidiary DoubleVerify MidCo, Inc. changed their names from Pixel Group Holdings Inc. and Pixel Parent Inc., respectively, prior to the date of this Quarterly Report on Form 10-Q. All references to DoubleVerify and DoubleVerify MidCo, Inc. are to these entities both prior to and after the name changes.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	June 30, 2026	December 31, 2025
Assets:
Current assets
Cash and cash equivalents	$210,174	$259,038
Trade receivables, net of allowances for doubtful accounts of $9,133 and $8,096 as of June 30, 2026 and December 31, 2025, respectively	214,926	221,158
Prepaid expenses and other current assets	46,325	39,132
Total current assets	471,425	519,328
Property, plant and equipment, net	129,053	103,284
Operating lease right-of-use assets, net	63,129	66,908
Goodwill	511,585	516,002
Intangible assets, net	87,872	101,616
Deferred tax assets	30,971	30,920
Other non-current assets	16,060	16,024
Total assets	$1,310,095	$1,354,082
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$12,992	$14,662
Accrued expenses	52,426	73,552
Operating lease liabilities, current	7,932	9,057
Income tax liabilities	1,952	3,829
Current portion of finance lease obligations	12,850	6,982
Other current liabilities	16,664	13,481
Total current liabilities	104,816	121,563
Operating lease liabilities, non-current	74,652	77,917
Finance lease obligations	16,396	5,595
Deferred tax liabilities	13,066	11,467
Other non-current liabilities	6,715	6,208
Total liabilities	215,645	222,750
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 177,110 shares issued and 154,935 outstanding as of June 30, 2026; 1,000,000 shares authorized, 176,546 shares issued and 161,900 outstanding as of December 31, 2025	177	177
Additional paid-in capital	1,073,680	1,059,938
Treasury stock, at cost, 22,175 shares and 14,646 shares as of June 30, 2026 and December 31, 2025, respectively	(313,245)	(247,982)
Retained earnings	325,192	305,864
Accumulated other comprehensive income, net of income taxes	8,646	13,335
Total stockholders’ equity	1,094,450	1,131,332
Total liabilities and stockholders' equity	$1,310,095	$1,354,082

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$193,789	$189,021	$374,614	$354,082
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,484	33,126	65,643	64,092
Product development	46,393	47,203	91,774	91,920
Sales, marketing and customer support	48,260	50,871	93,855	94,572
General and administrative	26,967	29,576	52,682	56,103
Depreciation and amortization	16,660	14,697	31,999	27,084
Income from operations	23,025	13,548	38,661	20,311
Interest expense	475	443	888	863
Other expense (income), net	644	(2,105)	1,637	(5,284)
Income before income taxes	21,906	15,210	36,136	24,732
Income tax expense	8,988	6,452	16,808	13,613
Net income	$12,918	$8,758	$19,328	$11,119
Earnings per share:
Basic	$0.08	$0.05	$0.12	$0.07
Diluted	$0.08	$0.05	$0.12	$0.07
Weighted-average common stock outstanding:
Basic	153,959	162,740	157,346	163,922
Diluted	157,891	166,697	160,981	167,813
Comprehensive income:
Net income	$12,918	$8,758	$19,328	$11,119
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	242	19,383	(4,689)	26,876
Total comprehensive income	$13,160	$28,141	$14,639	$37,995

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2026	176,546	$177	14,646	$(247,982)	$1,059,938	$305,864	$13,335	$1,131,332
Foreign currency translation adjustment	—	—	—	—	—	—	(4,931)	(4,931)
Shares repurchased for settlement of employee tax withholdings	—	—	142	(1,437)	—	—	—	(1,437)
Stock-based compensation expense	—	—	—	—	25,613	—	—	25,613
Common stock issued upon exercise of stock options	—	—	—	—	43	—	—	43
Common stock issued upon vesting of restricted stock units	90	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	53	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	7,270	(75,145)	—	—	—	(75,145)
Excise tax on shares repurchased	—	—	—	(618)	—	—	—	(618)
Treasury stock reissued upon settlement of equity awards	—	—	(1,298)	20,239	(20,239)	—	—	—
Net income	—	—	—	—	—	6,410	—	6,410
Balance as of March 31, 2026	176,689	177	20,760	(304,943)	1,065,355	312,274	8,404	1,081,267
Foreign currency translation adjustment	—	—	—	—	—	—	242	242
Shares repurchased for settlement of employee tax withholdings	—	—	392	(4,025)	—	—	—	(4,025)
Stock-based compensation expense	—	—	—	—	26,941	—	—	26,941
Common stock issued under employee purchase plan	—	—	—	—	1,031	—	—	1,031
Common stock issued upon exercise of stock options	—	—	—	—	1,223	—	—	1,223
Common stock issued upon vesting of restricted stock units	392	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	29	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	2,497	(25,050)	—	—	—	(25,050)
Excise tax on shares repurchased	—	—	—	(97)	—	—	—	(97)
Treasury stock reissued upon settlement of equity awards	—	—	(1,474)	20,870	(20,870)	—	—	—
Net income	—	—	—	—	—	12,918	—	12,918
Balance as of June 30, 2026	177,110	$177	22,175	$(313,245)	$1,073,680	$325,192	$8,646	$1,094,450

Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	175	12,295	(216,784)	998,666	257,575	(7,199)	1,032,433
Foreign currency translation adjustment	—	—	—	—	—	—	19,383	19,383
Shares repurchased for settlement of employee tax withholdings	—	—	35	(494)	—	—	—	(494)
Stock-based compensation expense	—	—	—	—	28,053	—	—	28,053
Common stock issued under employee purchase plan	135	—	—	—	1,577	—	—	1,577
Common stock issued upon exercise of stock options	29	—	—	—	148	—	—	148
Common stock issued upon vesting of restricted stock units	954	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	14	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	157	—	—	—	157
Net income	—	—	—	—	—	8,758	—	8,758
Balance as of June 30, 2025	175,905	$176	12,330	$(217,121)	$1,028,443	$266,333	$12,184	$1,090,015

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Operating activities:
Net income	$19,328	$11,119
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	2,409	1,499
Depreciation and amortization expense	31,999	27,084
Amortization of debt issuance costs	217	217
Non-cash lease expense	4,199	3,905
Deferred taxes	1,586	298
Stock-based compensation expense	49,774	51,349
Interest expense, net	348	255
Loss on disposal of fixed assets	—	89
Other	804	(419)
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	3,016	40,951
Prepaid expenses and other assets	(7,149)	(32,762)
Trade payables	(1,638)	638
Accrued expenses and other liabilities	(24,480)	(16,947)
Net cash provided by operating activities	80,413	87,276
Investing activities:
Purchase of property, plant and equipment	(21,056)	(15,813)
Acquisition of businesses, net of cash acquired	—	(82,578)
Proceeds from maturity of short-term investments	—	12,684
Other investing activities	—	(1,000)
Net cash used in investing activities	(21,056)	(86,707)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	1,266	370
Proceeds from common stock issued under employee purchase plan	1,031	1,577
Finance lease payments	(3,179)	(1,379)
Shares repurchased under authorized repurchase programs	(100,195)	(82,240)
Payment of excise tax on shares repurchased	(884)	(668)
Shares repurchased for settlement of employee tax withholdings	(5,462)	(3,704)
Net cash used in financing activities	(107,423)	(86,044)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(821)	4,547
Net decrease in cash, cash equivalents, and restricted cash	(48,887)	(80,928)
Cash, cash equivalents, and restricted cash - Beginning of period	260,034	293,741
Cash, cash equivalents, and restricted cash - End of period	$211,147	$212,813

Cash and cash equivalents	$210,174	$211,784
Restricted cash - current (included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets)	—	37
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	973	992
Total cash and cash equivalents and restricted cash	$211,147	$212,813
Supplemental cash flow information:
Cash paid for interest	$573	$500
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$245	$2,168
Acquisition of equipment under finance lease	$19,847	$13,805
Capital assets financed by accounts payable and accrued expenses	$66	$249
Stock-based compensation included in capitalized software development costs	$2,785	$1,783
Accrued excise tax on net share repurchases	$715	$575

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

2.     Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements and related notes as of and for the three and six months ended June 30, 2026 have been prepared on the same basis as and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

In the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2026 and 2025, the Company changed the description of repurchases of its common stock under the Company’s share repurchase programs. The change is intended to capture the share repurchase activity under all existing share repurchase authorizations approved by the Company’s Board of Directors (the “Board”).

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Activation	$107,683	$108,950	$208,230	$204,121
Measurement	66,760	62,895	128,563	116,326
Supply-side	19,346	17,176	37,821	33,635
Total revenue	$193,789	$189,021	$374,614	$354,082

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $68.1 million and $67.0 million as of June 30, 2026 and December 31, 2025, respectively.

Remaining Performance Obligations

As of June 30, 2026, the Company had $35.5 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $37.8 million, or 10.1% of the Company’s total revenue for the six months ended June 30, 2026. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts’ remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2025 to June 30, 2026:

(in thousands)
Goodwill at December 31, 2025	$516,002
Foreign exchange impact	(4,417)
Goodwill at June 30, 2026	$511,585

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	June 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,736	$(7,090)	$4,646	$11,737	$(6,718)	$5,019
Customer relationships	168,590	(99,619)	68,971	169,275	(92,323)	76,952
Developed technology	104,918	(90,663)	14,255	105,687	(86,042)	19,645
Total intangible assets	$285,244	$(197,372)	$87,872	$286,699	$(185,083)	$101,616

Amortization expense related to intangible assets for the three months ended June 30, 2026 and June 30, 2025 was $6.5 million and $8.1 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2026 and June 30, 2025 was $13.1 million and $15.3 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Estimated future expected amortization expense of intangible assets as of June 30, 2026 is as follows:

(in thousands)
2026 (for remaining six months)	$12,757
2027	21,762
2028	18,457
2029	13,902
2030	7,185
Thereafter	13,809
Total	$87,872

The weighted-average remaining useful life by major asset classes as of June 30, 2026 is as follows:

(In years)
Trademarks and brands	6
Customer relationships	5
Developed technology	1

There were no impairments of Goodwill or Intangible assets identified during the six months ended June 30, 2026 or June 30, 2025.

6.     Property, Plant and Equipment

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Computers and peripheral equipment	$59,061	$44,115
Office furniture and equipment	6,446	6,400
Leasehold improvements	39,400	39,441
Capitalized software development costs	121,210	96,019
Less accumulated depreciation and amortization	(97,064)	(82,691)
Total property, plant and equipment, net	$129,053	$103,284

For the three months ended June 30, 2026 and June 30, 2025, total depreciation and amortization expense related to property, plant and equipment was $10.2 million and $6.6 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, total depreciation and amortization expense related to property, plant and equipment was $18.9 million and $11.8 million, respectively.

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $45.9 million and $31.6 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, accumulated depreciation related to property and equipment under finance lease obligations totaled $19.0 million and $20.9 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the six months ended June 30, 2026 or June 30, 2025.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost (1)	$3,138	$3,073	$6,249	$5,953
Finance lease cost:
Depreciation of finance lease assets (2)	2,006	1,640	3,614	2,609
Interest on finance lease liabilities (3)	223	219	371	390
Short-term lease cost (1)	242	351	543	648
Total lease cost	$5,609	$5,283	$10,777	$9,600

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,301	$3,519	$6,846	$6,356
Operating cash outflows from finance leases	$148	$170	$320	$211
Financing cash outflows from finance leases	$1,582	$854	$3,179	$1,379
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of June 30, 2026 and 2025, respectively:

	June 30,
	2026	2025
Weighted-average remaining lease term - operating leases (in years)	10.4	11.2
Weighted-average remaining lease term - finance leases (in years)	2.5	2.4
Weighted-average discount rate - operating leases	4.9%	4.9%
Weighted-average discount rate - finance leases	6.0%	6.0%

Maturities of lease liabilities as of June 30, 2026 were as follows:

	June 30, 2026
(in thousands)	Operating Leases	Finance Leases
2026 (for remaining six months)	$6,133	$8,287
2027	11,151	12,247
2028	10,992	7,969
2029	10,820	3,049
2030	7,186	—
Thereafter	59,976	—
Total lease payments	106,258	31,552
Less amount representing interest	(23,674)	(2,306)
Present value of total lease payments	$82,584	$29,246

There were no impairments of Operating lease right-of-use assets identified during the six months ended June 30, 2026 or June 30, 2025.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of June 30, 2026
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,503	$—	$—	$9,503

As of December 31, 2025
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,336	$—	$—	$9,336

Cash equivalents consisted of money market funds of $9.5 million and $9.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, there was no outstanding debt under the New Revolving Credit Facility.

10.     Income Tax

The Company’s quarterly income tax provision is calculated using an estimated annual effective income tax rate (“ETR”) based on historical information and forward-looking estimates. The Company’s estimated annual ETR may fluctuate as a result of changes in items such as forecasted annual pre-tax income, changes to forecasted permanent book-to-tax differences (e.g., non-deductible expenses), and applicable statutory tax rates.

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

During the three and six months ended June 30, 2026, the Company recorded an income tax provision of $9.0 million and $16.8 million, respectively, resulting in ETRs of 41.0% and 46.5%, which include the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $6.5 million and $13.6 million, respectively, resulting in ETRs of 42.5% and 55.1%, which include the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes.

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

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of basic and diluted EPS for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:
Net Income (basic and diluted)	$12,918	$8,758	$19,328	$11,119
Denominator:
Weighted-average common shares outstanding	153,959	162,740	157,346	163,922
Dilutive effect of share-based awards	3,932	3,957	3,635	3,891
Weighted-average dilutive shares outstanding	157,891	166,697	160,981	167,813
Basic earnings per share	$0.08	$0.05	$0.12	$0.07
Diluted earnings per share	$0.08	$0.05	$0.12	$0.07

Approximately 14.8 million and 14.2 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2026, respectively, because they were antidilutive. Approximately 11.6 million and 9.7 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and six months ended June 30, 2025, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the six months ended June 30, 2026 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2025	8,818	$17.36	4.84	$22,078
Options granted	—	—
Options exercised	(231)	5.47
Options forfeited	(225)	26.14
Outstanding as of June 30, 2026	8,362	$17.46	4.27	$18,761
Options expected to vest as of June 30, 2026	265	$25.39	6.29	$—
Options exercisable as of June 30, 2026	8,096	$17.20	4.20	$18,761

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the six months ended June 30, 2026. During the six months ended June 30, 2026, 70 stock options were exercised and 1,120 market-based and performance-based stock options remain outstanding as of June 30, 2026.

The total intrinsic value of options exercised during the six months ended June 30, 2026 and June 30, 2025 was $1.2 million and $1.3 million, respectively.

The Board did not declare or pay dividends on any Company stock during the six months ended June 30, 2026 and June 30, 2025.

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the six months ended June 30, 2026 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	9,191	$18.65
Granted	7,249	10.40
Vested	(2,591)	17.40
Forfeited	(571)	17.64
Outstanding as of June 30, 2026	13,278	$14.43

The total grant date fair value of RSUs that vested during the six months ended June 30, 2026 was $45.1 million.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the six months ended June 30, 2026 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2025	1,479	$19.52
Granted	1,375	12.94
Vested	(389)	16.32
Forfeited	(111)	19.40
Outstanding as of June 30, 2026	2,354	$16.21

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the six months ended June 30, 2026 was $6.3 million.

The fair market value of PSUs with market-based and service-based vesting conditions granted for the year presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2026
Risk‑free interest rate (percentage)	3.6
Expected dividend yield (percentage)	—
Expected volatility (percentage)	56.0

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Product development	$10,109	$10,389	$19,519	$19,655
Sales, marketing and customer support	7,588	8,826	14,712	16,455
General and administrative	7,828	7,792	15,543	15,239
Total stock-based compensation	$25,525	$27,007	$49,774	$51,349

As of June 30, 2026, unrecognized stock-based compensation expense was $191.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In March 2021, the Board approved the Company’s 2021 ESPP. Purchases are accomplished through participation in discrete offering periods. The ESPP is available to most of the Company’s employees. The current offering period began on June 1, 2026 and will end on November 30, 2026. The Company expects the program to continue consecutively for six-month offering periods for the foreseeable future.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2026 respectively. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

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

During the three months ended June 30, 2026, the Company repurchased 2.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million under the February 2026 Repurchase Program, which included immaterial amounts of broker commissions. During the six months ended June 30, 2026, the Company repurchased 9.8 million shares of its common stock for an aggregate repurchase amount of $100.2 million, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of June 30, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program. Activity under the February 2026 Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

14.   Supplemental Financial Statement Information

Accrued Expenses

The components of Accrued expenses recorded on the Condensed Consolidated Balance Sheets were as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Vendor payments	$10,735	$12,127
Employee commissions and bonuses	22,625	40,898
Payroll and other employee related expense	13,204	14,030
401k and pension expense	842	779
Other taxes	5,020	5,718
Total accrued expenses	$52,426	$73,552

Other Expense (Income), Net

The components of Other expense (income), net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$(604)	$(743)	$(1,572)	$(2,719)
Foreign currency exchange loss (gain)	1,231	(1,366)	3,189	(2,550)
Other miscellaneous expense (income), net	17	4	20	(15)
Other expense (income), net	$644	$(2,105)	$1,637	$(5,284)

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

17.    Subsequent Events

On August 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neptune BidCo US Inc., a Delaware corporation (“Parent”), and Wallace Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock as of immediately prior to the Effective Time (other than any dissenting shares or shares of the Company’s common stock held by the Company or owned, directly or indirectly, by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent, Merger Sub, or the Company as of immediately prior to the Effective Time (including those held in treasury by the Company)) will be converted automatically into the right to receive $13.60 in cash, without interest (the “Merger Consideration”).

The Merger Agreement includes customary termination rights, including that the Merger Agreement may be terminated by either the Company or Parent: if (i) the Company and Parent mutually consent; (ii) the merger has not been consummated on or before the “end date” (twelve months from signing with an automatic extension of three months, if necessary to obtain regulatory approvals), (iii) any law in certain jurisdictions permanently prohibits the transaction (so long as any party’s breach has not been the cause of such prohibition), (iv) the Company’s stockholders do not approve the Merger, or (v) if the non-terminating party breaches certain representations, warranties or covenants and does not cure such breach. The Merger Agreement provides for the payment by the Company to Parent of a termination fee of $60.0 million if the Merger Agreement is terminated in specified circumstances, and for payment by Parent to the Company of a termination fee of $144.0 million if the Merger Agreement is terminated in specified circumstances and $175.0 million under certain other circumstances.

The Merger is expected to close by the first quarter of 2027, subject to customary closing conditions and regulatory approvals. If the Merger is consummated, shares of the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

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

On August 6, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neptune BidCo US Inc., a Delaware corporation (“Parent”), and Wallace Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock as of immediately prior to the Effective Time (other than any dissenting shares or shares of our common stock held by us or owned, directly or indirectly, by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent, Merger Sub, or us as of immediately prior to the Effective Time (including those held in our treasury)) will be converted automatically into the right to receive $13.60 in cash, without interest (the “Merger Consideration”).

The Merger Agreement includes customary termination rights, including that the Merger Agreement may be terminated by either us or Parent: if (i) we and Parent mutually consent; (ii) the merger has not been consummated on or before the “end date” (twelve months from signing with an automatic extension of three months, if necessary to obtain regulatory approvals), (iii) any law in certain jurisdictions permanently prohibits the transaction (so long as any party’s breach has not been the cause of such prohibition), (iv) our stockholders do not approve the Merger, or (v) if the non-terminating party breaches certain representations, warranties or covenants and does not cure such breach. The Merger Agreement provides for the payment by us to Parent of a termination fee of $60.0 million if the Merger Agreement is terminated in specified circumstances, and for payment by Parent to us of a termination fee of $144.0 million if the Merger Agreement is terminated in specified circumstances and $175.0 million under certain other circumstances.

The Merger is expected to close by the first quarter of 2027, subject to customary closing conditions and regulatory approvals. If the Merger is consummated, shares of our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured by our solutions, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended June 30, 2026. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For each of the three month and six month periods ended June 30, 2026 and June 30, 2025, advertiser customers accounted for 90% and 91% of our revenue, respectively. Advertisers can purchase our solutions through programmatic, social media and CTV platforms to evaluate the quality and optimize the efficiency of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers, social media and CTV platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For each of the three month and six month periods ended June 30, 2026 and June 30, 2025, supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue, accounted for 10% and 9% of our revenue, respectively. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$107,683	$108,950	$(1,267)	(1)%	$208,230	$204,121	$4,109	2%
Measurement	66,760	62,895	3,865	6	128,563	116,326	12,237	11
Supply-side	19,346	17,176	2,170	13	37,821	33,635	4,186	12
Total revenue	$193,789	$189,021	$4,768	3%	$374,614	$354,082	$20,532	6%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%

	(In Thousands)				(In Thousands)
Revenue	$193,789	$189,021	$4,768	3%	$374,614	$354,082	$20,532	6%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,484	33,126	(642)	(2)	65,643	64,092	1,551	2
Product development	46,393	47,203	(810)	(2)	91,774	91,920	(146)	(0)
Sales, marketing and customer support	48,260	50,871	(2,611)	(5)	93,855	94,572	(717)	(1)
General and administrative	26,967	29,576	(2,609)	(9)	52,682	56,103	(3,421)	(6)
Depreciation and amortization	16,660	14,697	1,963	13	31,999	27,084	4,915	18
Income from operations	23,025	13,548	9,477	70	38,661	20,311	18,350	90
Interest expense	475	443	32	7	888	863	25	3
Other expense (income), net	644	(2,105)	(2,749)	(131)	1,637	(5,284)	(6,921)	(131)
Income before income taxes	21,906	15,210	6,696	44	36,136	24,732	11,404	46
Income tax expense	8,988	6,452	2,536	39	16,808	13,613	3,195	23
Net income	$12,918	$8,758	$4,160	47%	$19,328	$11,119	$8,209	74%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17	18	18	18
Product development	24	25	24	26
Sales, marketing and customer support	25	27	25	27
General and administrative	14	16	14	16
Depreciation and amortization	9	8	9	8
Income from operations	12	7	10	6
Interest expense	—	—	—	—
Other expense (income), net	—	(1)	—	(1)
Income before income taxes	11	8	10	7
Income tax expense	5	3	4	4
Net income	7%	5%	5%	3%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $4.8 million, or 3%, from $189.0 million in the three months ended June 30, 2025 to $193.8 million in the three months ended June 30, 2026. Total revenue increased by $20.5 million, or 6%, from $354.1 million in the six months ended June 30, 2025 to $374.6 million in the six months ended June 30, 2026.

Total Advertiser revenue increased by $2.6 million, or 2%, in the three months ended June 30, 2026 as compared to the same period in 2025. The growth was driven primarily by a 9% increase in Media Transactions Measured, partially offset by a 7% decrease in Measured Transaction Fees. For the six months ended June 30, 2026, total Advertiser revenue increased by $16.3 million, or 5%, compared to the same period in 2025, primarily due to a 10% increase in Media Transactions Measured, partially offset by a 6% decline in Measured Transaction Fees.

Activation revenue decreased by $1.3 million, or 1%, in the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was driven by a decrease in revenue from programmatic channels, offset by greater adoption of social media solutions and Scibids AI. For the six months ended June 30, 2026, Activation revenue increased by $4.1 million, or 2%, compared to the same period in 2025, driven by greater adoption of social media solutions, Scibids AI, and increase in revenue from programmatic channels.

Measurement revenue increased $3.9 million, or 6%, in the three months ended June 30, 2026, as compared to the same period in 2025, driven primarily by greater adoption of social and CTV solutions, as well as the addition of Rockerbox, Inc. (“Rockerbox”). For the six months ended June 30, 2026, Measurement revenue increased by $12.2 million, or 11%, compared to the same period in 2025, driven by the same factors.

Supply-side revenue increased $2.2 million, or 13%, in the three months ended June 30, 2026, as compared to the same period in 2025, driven primarily by growth from both existing and new platform and publisher customers. For the six months ended June 30, 2026, Supply-side revenue increased by $4.2 million, or 12%, compared to the same period in 2025, driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue decreased by $0.6 million, or 2%, from $33.1 million in the three months ended June 30, 2025 to $32.5 million in the three months ended June 30, 2026. The decrease was due primarily to lower partner costs from revenue-sharing arrangements tied to lower revenue in programmatic channels. Cost of revenue increased by $1.6 million, or 2%, from $64.1 million in the six months ended June 30, 2025, to $65.6 million in the six months ended June 30, 2026, due primarily to higher data services and hosting expenses due to increased volume, as well as higher partner costs from revenue-sharing arrangements tied to higher revenue in programmatic channels.

Product Development Expenses

Product development expenses decreased by $0.8 million, or 2%, from $47.2 million in the three months ended June 30, 2025 to $46.4 million in the three months ended June 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation, of $2.0 million, partially offset by an increase in third party software costs and outsourced consulting and engineering services of $1.0 million to support our product development efforts. Product development expenses decreased by $0.1 million, or less than 1%, from $91.9 million in the six months ended June 30, 2025 to $91.8 million in the six months ended June 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation, of $0.9 million, a decrease in travel and entertainment expenses to support product development activities of $0.3 million, partially offset by an increase in third party software costs and outsourced consulting and engineering services of $1.1 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses decreased by $2.6 million, or 5%, from $50.9 million in the three months ended June 30, 2025 to $48.3 million in the three months ended June 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation and sales commissions, of $4.0 million, partially offset by an increase in marketing, travel and entertainment and third party professional fees to support marketing and sales activities of $1.0 million. Sales, marketing and customer support expenses decreased by $0.7 million, or 1%, from $94.6 million in the six months ended June 30, 2025 to $93.9 million in the six months ended June 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation and sales commissions, of $3.3 million, partially offset by an increase in marketing, travel and entertainment, and third party professional fees to support marketing and sales activities of $1.7 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.6 million, or 9%, from $29.6 million in the three months ended June 30, 2025 to $27.0 million in the three months ended June 30, 2026. The decrease was due primarily to a $1.0 million decrease in expenses with respect to litigation and regulatory matters outside of the ordinary course, a $0.5 million decrease in acquisition-related transaction costs for Rockerbox and our broader acquisition strategy, and a $0.7 million decrease in personnel costs, including stock-based compensation. General and administrative expenses decreased by $3.4 million, or 6%, from $56.1 million in the six months ended June 30, 2025 to $52.7 million in the six months ended June 30, 2026. The decrease was due primarily to a $1.0 million decrease in expenses with respect to litigation and regulatory matters outside of the ordinary course, a $1.7 million decrease in acquisition-related transaction costs for Rockerbox and our broader acquisition strategy, and a $0.1 million decrease in personnel costs, including stock-based compensation.

Depreciation and Amortization

Depreciation and amortization increased by $2.0 million, or 13%, from $14.7 million in the three months ended June 30, 2025, to $16.7 million in the three months ended June 30, 2026. The increase was due primarily to higher amortization of internally developed software. Depreciation and Amortization increased by $4.9 million, or 18%, from $27.1 million in the six months ended June 30, 2025 to $32.0 million in the six months ended June 30, 2026 driven by the same factors.

Interest Expense

Interest expense increased by less than $0.1 million, from $0.4 million in the three months ended June 30, 2025, to $0.5 million in the three months ended June 30, 2026. Interest expense was materially unchanged at $0.9 million in each of the six months ended June 30, 2025 and June 30, 2026.

Other Expense (Income), Net

Other expense (income), net changed by $2.7 million, from income of $2.1 million in the three months ended June 30, 2025, to expense of $0.6 million in the three months ended June 30, 2026. The change was due primarily to losses from changes in foreign exchange rates. Other expense (income), net changed by $6.9 million, from income of $5.3 million in the six months ended June 30, 2025, to expense of $1.6 million in the six months ended June 30, 2026 driven by the same factors.

Income Tax Expense

Income tax expense increased by $2.5 million from $6.5 million in the three months ended June 30, 2025, to $9.0 million in the three months ended June 30, 2026. The increase was due primarily to higher pre-tax earnings and unfavorable effects from certain stock compensation costs. These factors were partially offset by a more favorable estimated operating effective tax rate for the year. Income tax expense increased by $3.2 million from $13.6 million in the six months ended June 30, 2025, to $16.8 million in the six months ended June 30, 2026, driven by the same factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)
Net income	$12,918	$8,758	$19,328	$11,119
Net income margin	7%	5%	5%	3%
Depreciation and amortization	16,660	14,697	31,999	27,084
Stock-based compensation	25,525	27,007	49,774	51,349
Interest expense	475	443	888	863
Income tax expense	8,988	6,452	16,808	13,613
M&A and restructuring costs (a)	—	504	—	1,666
Other costs (b)	117	1,518	95	1,518
Other expense (income) (c)	644	(2,105)	1,637	(5,284)
Adjusted EBITDA	$65,327	$57,274	$120,529	$101,928
Adjusted EBITDA margin	34%	30%	32%	29%

(a)	M&A and restructuring costs for the three and six months ended June 30, 2025 consist of transaction costs related to the acquisition of Rockerbox.
(b)	Other costs for the three and six months ended June 30, 2026 consist of expenses with respect to litigation and regulatory matters outside of the ordinary course. Other costs for the three and six months ended June 30, 2025 consist of expenses incurred with respect to litigation and regulatory matters outside of the ordinary course and costs related to the early termination of an office lease.
(c)	Other expense (income) for the three and six months ended June 30, 2026 and June 30, 2025 consists of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of June 30, 2026, the Company had cash and cash equivalents of $210.2 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $156.4 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of June 30, 2026, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis.

Our total future capital requirements and the adequacy of available funds will depend on many factors, including the timing and closing of the Merger, the costs related to the Merger as well as the risks and uncertainties set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. DoubleVerify, Inc. was in compliance with all covenants under the New Revolving Credit Facility as of June 30, 2026.

As of June 30, 2026, there was no outstanding debt under the New Revolving Credit Facility.

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

Repurchases under the February 2026 Repurchase Program commenced in March 2026. During the three months ended June 30, 2026, the Company repurchased 2.5 million shares of its common stock for an aggregate repurchase amount of $25.0 million under the February 2026 Repurchase Program. During the six months ended June 30, 2026, the Company repurchased 9.8 million shares of its common stock for an aggregate repurchase amount of $100.2 million under the February 2026 Repurchase Program. As of June 30, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(In Thousands)
Cash flows provided by operating activities	$80,413	$87,276
Cash flows used in investing activities	(21,056)	(86,707)
Cash flows used in financing activities	(107,423)	(86,044)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(821)	4,547
Decrease in cash, cash equivalents, and restricted cash	$(48,887)	$(80,928)

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

For the six months ended June 30, 2026, cash provided by operating activities was $80.4 million, attributable to net income of $19.3 million, adjusted for non-cash charges of $91.3 million and $30.3 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $32.0 million in depreciation and amortization and $49.8 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $26.1 million decrease in trade payables, accrued expenses and other liabilities primarily related to the timing of payments for accrued expenses, and a $7.1 million increase in prepaid expenses and other assets due mainly to increases in prepayments, partially offset by a decrease in trade receivables of $3.0 million.

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

Investing Activities

For the six months ended June 30, 2026, cash used in investing activities of $21.1 million was attributable to purchases of property, plant and equipment, and capitalized software development costs. For the six months ended June 30, 2025, cash used in investing activities was $86.7 million, including $82.6 million attributable to the acquisition of Rockerbox, $15.8 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $12.7 million attributable to proceeds from maturities of short-term financial instruments.

Financing Activities

For the six months ended June 30, 2026, cash used in financing activities of $107.4 million was due primarily to $100.2 million related to shares repurchased under the February 2026 Repurchase Program and $5.5 million related to shares repurchased for settlement of employee tax withholding. For the six months ended June 30, 2025, cash used in financing activities of $86.0 million was due primarily to $82.2 million related to shares repurchased under the previously authorized repurchase programs and $3.7 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at June 30, 2026 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that would, either individually or in the aggregate, be expected to have a material adverse effect on our business, financial condition or cash flows. We are, from time to time, involved in legal proceedings arising in the normal course of business. The outcome of legal proceedings is unpredictable and may have an adverse impact on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional risks noted below:

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and the trading price of our common stock.

On August 6, 2026, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At closing of the Merger, our common stock will be delisted from The New York Stock Exchange and we will cease to be a reporting company. Completion of the Merger is subject to various customary closing conditions, including receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons. We have incurred significant legal, accounting and other transaction costs, which are required to be paid regardless of whether the Merger is consummated.

The pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition, and trading price of our common stock, regardless of whether the Merger is completed. These risks include, but are not limited to:

●	an adverse effect on our relationship with vendors, customers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
●	a diversion of a significant amount of management time and resources toward the completion of the Merger;
●	being subject to certain restrictions on the conduct of our business;
●	possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
●	difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

●	the per share consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
●	the fact that the exchange of common stock for cash pursuant to the Merger will be a taxable transaction for United States federal income tax purposes; and
●	the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of our company.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) we and Parent mutually consent; (ii) the merger has not been consummated on or before the “end date” (twelve months from signing with one automatic extension of three months, if necessary to obtain regulatory approvals), (iii) any law in certain jurisdictions permanently prohibits the transaction (so long as any party’s breach has not been the cause of such prohibition), (iv) our stockholders do not approve the Merger, or (v) if the non-terminating party breaches certain representations, warranties or covenants and does not cure such breach. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners, and you may not recover your investment or receive a price for your shares of common stock similar to what has been offered pursuant to the Merger.

PART II — OTHER INFORMATION

In addition, the Merger Agreement provides for the payment by us to Parent of a termination fee of $60.0 million if the Merger Agreement is terminated in specified circumstances, and for payment by Parent to us of a termination fee of $144.0 million if the Merger Agreement is terminated in specified circumstances and $175.0 million under certain other circumstances. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on our financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting or engaging in discussions or negotiations with respect to any alternative business combination transaction. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring debt; entering into, establishing, adopting, amending, modifying or terminating any Company employee benefit plan; increasing the compensation or employee benefits of certain employees, contractors or service providers or hiring or terminating certain employees, contractors or service providers under certain circumstances (other than for cause); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.

Putative stockholder complaints, including stockholder class action complaints, and other complaints that may be filed against us, our Board, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended June 30, 2026:

			Total Number of Shares	Maximum Approximate Dollar
			Purchased as Part of	Value of Shares that
	Total Number of Shares	Average Price Paid	Publicly Announced Plans or	May Yet Be Purchased
Period	Purchased (1)	Per Share (2)	Programs (1)	Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
April 1 - 30	2,497	$10.01	2,497	$200,000
May 1 - 31	—	—	—	200,000
June 1- 30	—	$—	—	$200,000
Total for the three months ended June 30, 2026	2,497		2,497

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

Date: August 7, 2026

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)