Form 10-Q
period 2026-09-30
DoubleVerify Holdings, Inc.
filed 2026-10-30
CIK 1819928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, there were 156,211,128 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DoubleVerify Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of	As of
(in thousands, except per share data)	September 30, 2026	December 31, 2025
Assets:
Current assets
Cash and cash equivalents	$250,852	$259,038
Trade receivables, net of allowances for doubtful accounts of $8,307 and $8,096 as of September 30, 2026 and December 31, 2025, respectively	228,009	221,158
Prepaid expenses and other current assets	41,786	39,132
Total current assets	520,647	519,328
Property, plant and equipment, net	130,054	103,284
Operating lease right-of-use assets, net	61,089	66,908
Goodwill	511,084	516,002
Intangible assets, net	81,299	101,616
Deferred tax assets	29,714	30,920
Other non-current assets	16,051	16,024
Total assets	$1,349,938	$1,354,082
Liabilities and Stockholders' Equity:
Current liabilities
Trade payables	$14,860	$14,662
Accrued expenses	62,570	73,552
Operating lease liabilities, current	7,349	9,057
Income tax liabilities	1,742	3,829
Current portion of finance lease obligations	13,823	6,982
Other current liabilities	10,693	13,481
Total current liabilities	111,037	121,563
Operating lease liabilities, non-current	72,634	77,917
Finance lease obligations	14,557	5,595
Deferred tax liabilities	11,240	11,467
Other non-current liabilities	7,072	6,208
Total liabilities	216,540	222,750
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 1,000,000 shares authorized, 177,293 shares issued and 156,189 outstanding as of September 30, 2026; 1,000,000 shares authorized, 176,546 shares issued and 161,900 outstanding as of December 31, 2025	177	177
Additional paid-in capital	1,082,656	1,059,938
Treasury stock, at cost, 21,104 shares and 14,646 shares as of September 30, 2026 and December 31, 2025, respectively	(297,856)	(247,982)
Retained earnings	341,121	305,864
Accumulated other comprehensive income, net of income taxes	7,300	13,335
Total stockholders’ equity	1,133,398	1,131,332
Total liabilities and stockholders' equity	$1,349,938	$1,354,082

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$205,638	$188,621	$580,252	$542,703
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,542	33,465	104,185	97,557
Product development	44,427	44,842	136,201	136,762
Sales, marketing and customer support	47,981	47,022	141,836	141,594
General and administrative	28,009	26,997	80,691	83,100
Depreciation and amortization	18,334	15,191	50,333	42,275
Income from operations	28,345	21,104	67,006	41,415
Interest expense	652	467	1,540	1,330
Other (income) expense, net	(251)	99	1,386	(5,185)
Income before income taxes	27,944	20,538	64,080	45,270
Income tax expense	12,015	10,336	28,823	23,949
Net income	$15,929	$10,202	$35,257	$21,321
Earnings per share:
Basic	$0.10	$0.06	$0.23	$0.13
Diluted	$0.10	$0.06	$0.22	$0.13
Weighted-average common stock outstanding:
Basic	155,200	162,031	156,623	163,285
Diluted	160,321	166,497	160,753	167,368
Comprehensive income:
Net income	$15,929	$10,202	$35,257	$21,321
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,346)	839	(6,035)	27,715
Total comprehensive income	$14,583	$11,041	$29,222	$49,036

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2026	176,546	$177	14,646	$(247,982)	$1,059,938	$305,864	$13,335	$1,131,332
Foreign currency translation adjustment	—	—	—	—	—	—	(4,931)	(4,931)
Shares repurchased for settlement of employee tax withholdings	—	—	142	(1,437)	—	—	—	(1,437)
Stock-based compensation expense	—	—	—	—	25,613	—	—	25,613
Common stock issued upon exercise of stock options	—	—	—	—	43	—	—	43
Common stock issued upon vesting of restricted stock units	90	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	53	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	7,270	(75,145)	—	—	—	(75,145)
Excise tax on shares repurchased	—	—	—	(618)	—	—	—	(618)
Treasury stock reissued upon settlement of equity awards	—	—	(1,298)	20,239	(20,239)	—	—	—
Net income	—	—	—	—	—	6,410	—	6,410
Balance as of March 31, 2026	176,689	177	20,760	(304,943)	1,065,355	312,274	8,404	1,081,267
Foreign currency translation adjustment	—	—	—	—	—	—	242	242
Shares repurchased for settlement of employee tax withholdings	—	—	392	(4,025)	—	—	—	(4,025)
Stock-based compensation expense	—	—	—	—	26,941	—	—	26,941
Common stock issued under employee purchase plan	—	—	—	—	1,031	—	—	1,031
Common stock issued upon exercise of stock options	—	—	—	—	1,223	—	—	1,223
Common stock issued upon vesting of restricted stock units	392	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	29	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	2,497	(25,050)	—	—	—	(25,050)
Excise tax on shares repurchased	—	—	—	(97)	—	—	—	(97)
Treasury stock reissued upon settlement of equity awards	—	—	(1,474)	20,870	(20,870)	—	—	—
Net income	—	—	—	—	—	12,918	—	12,918
Balance as of June 30, 2026	177,110	177	22,175	(313,245)	1,073,680	325,192	8,646	1,094,450
Foreign currency translation adjustment	—	—	—	—	—	—	(1,346)	(1,346)
Shares repurchased for settlement of employee tax withholdings	—	—	183	(2,453)	—	—	—	(2,453)
Stock-based compensation expense	—	—	—	—	26,512	—	—	26,512
Common stock issued upon exercise of stock options	—	—	—	—	138	—	—	138
Common stock issued upon vesting of restricted stock units	153	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	30	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	168	—	—	—	168
Treasury stock reissued upon settlement of equity awards	—	—	(1,254)	17,674	(17,674)	—	—	—
Net income	—	—	—	—	—	15,929	—	15,929
Balance as of September 30, 2026	177,293	$177	21,104	$(297,856)	$1,082,656	$341,121	$7,300	$1,133,398

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Income (Loss)	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Income Taxes	Equity
Balance as of January 1, 2025	174,003	$174	6,934	$(131,620)	$974,383	$255,214	$(14,692)	$1,083,459
Foreign currency translation adjustment	—	—	—	—	—	—	7,493	7,493
Shares repurchased for settlement of employee tax withholdings	—	—	210	(3,210)	—	—	—	(3,210)
Stock-based compensation expense	—	—	—	—	25,080	—	—	25,080
Common stock issued upon exercise of stock options	58	—	—	—	222	—	—	222
Common stock issued upon vesting of restricted stock units	641	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	71	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	5,169	(82,240)	—	—	—	(82,240)
Excise tax on shares repurchased	—	—	—	(64)	(668)	—	—	(732)
Treasury stock reissued upon settlement of equity awards	—	—	(18)	350	(350)	—	—	—
Net income	—	—	—	—	—	2,361	—	2,361
Balance as of March 31, 2025	174,773	175	12,295	(216,784)	998,666	257,575	(7,199)	1,032,433
Foreign currency translation adjustment	—	—	—	—	—	—	19,383	19,383
Shares repurchased for settlement of employee tax withholdings	—	—	35	(494)	—	—	—	(494)
Stock-based compensation expense	—	—	—	—	28,053	—	—	28,053
Common stock issued under employee purchase plan	135	—	—	—	1,577	—	—	1,577
Common stock issued upon exercise of stock options	29	—	—	—	148	—	—	148
Common stock issued upon vesting of restricted stock units	954	1	—	—	(1)	—	—	—
Common stock issued upon vesting of performance stock units	14	—	—	—	—	—	—	—
Excise tax on shares repurchased	—	—	—	157	—	—	—	157
Net income	—	—	—	—	—	8,758	—	8,758
Balance as of June 30, 2025	175,905	176	12,330	(217,121)	1,028,443	266,333	12,184	1,090,015
Foreign currency translation adjustment	—	—	—	—	—	—	839	839
Shares repurchased for settlement of employee tax withholdings	—	—	259	(3,391)	—	—	—	(3,391)
Stock-based compensation expense	—	—	—	—	28,786	—	—	28,786
Common stock issued upon exercise of stock options	76	—	—	—	260	—	—	260
Common stock issued upon vesting of restricted stock units	313	—	—	—	—	—	—	—
Common stock issued upon vesting of performance stock units	6	—	—	—	—	—	—	—
Shares repurchased under authorized repurchase programs	—	—	3,258	(50,065)	—	—	—	(50,065)
Excise tax on shares repurchased	—	—	—	(396)	—	—	—	(396)
Treasury stock reissued upon settlement of equity awards	—	—	(641)	10,962	(10,962)	—	—	—
Net income	—	—	—	—	—	10,202	—	10,202
Balance as of September 30, 2025	176,300	$176	15,206	$(260,011)	$1,046,527	$276,535	$13,023	$1,076,250

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

DoubleVerify Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Operating activities:
Net income	$35,257	$21,321
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expense	2,558	1,897
Depreciation and amortization expense	50,333	42,275
Amortization of debt issuance costs	326	326
Non-cash lease expense	6,344	5,903
Deferred taxes	1,120	17,055
Stock-based compensation expense	74,862	78,728
Interest expense, net	392	321
Loss on disposal of fixed assets	—	101
Other	(448)	771
Changes in operating assets and liabilities, net of effects of business combinations
Trade receivables	(10,286)	11,596
Prepaid expenses and other assets	(1,802)	(36,824)
Trade payables	271	1,057
Accrued expenses and other liabilities	(22,544)	(6,070)
Net cash provided by operating activities	136,383	138,457
Investing activities:
Purchase of property, plant and equipment	(31,353)	(27,952)
Acquisition of businesses, net of cash acquired	—	(82,578)
Proceeds from maturity of short-term investments	—	17,753
Other investing activities	—	(1,000)
Net cash used in investing activities	(31,353)	(93,777)
Financing activities:
Proceeds from common stock issued upon exercise of stock options	1,404	630
Proceeds from common stock issued under employee purchase plan	1,031	1,577
Finance lease payments	(5,832)	(2,944)
Shares repurchased under authorized repurchase programs	(100,195)	(132,305)
Payment of excise tax on shares repurchased	(884)	(668)
Shares repurchased for settlement of employee tax withholdings	(7,915)	(7,095)
Net cash used in financing activities	(112,391)	(140,805)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(849)	4,109
Net decrease in cash, cash equivalents, and restricted cash	(8,210)	(92,016)
Cash, cash equivalents, and restricted cash - Beginning of period	260,034	293,741
Cash, cash equivalents, and restricted cash - End of period	$251,824	$201,725

Cash and cash equivalents	$250,852	$200,729
Restricted cash - non-current (included in Other non-current assets on the Condensed Consolidated Balance Sheets)	972	996
Total cash and cash equivalents and restricted cash	$251,824	$201,725
Supplemental cash flow information:
Cash paid for interest	$945	$878
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities, net of impairments and tenant improvement allowances	$479	$5,139
Acquisition of equipment under finance lease	$21,635	$13,805
Capital assets financed by accounts payable and accrued expenses	$24	$35
Stock-based compensation included in capitalized software development costs	$4,209	$3,190
Accrued excise tax on net share repurchases	$547	$971

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

On August 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neptune BidCo US Inc., a Delaware corporation (“Parent”), and Wallace Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger and continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is the parent company of Nielsen Company (US) LLC. At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock as of immediately prior to the Effective Time (other than any shares of the Company’s common stock (i) owned directly or indirectly by Parent, Merger Sub, or any wholly owned subsidiary of Parent or Merger Sub, (ii) the Company or any wholly owned subsidiary of the Company (including those held in the Company’s treasury), and (iii) held by the stockholders of the Company that have properly and validly exercised, and not withdrawn, their demand for appraisal rights in accordance with Section 262 of the Delaware General Corporation Law) will be converted automatically into the right to receive $13.60 in cash, without interest and subject to deduction for any required withholding tax in accordance with the terms of the Merger Agreement (the “Merger Consideration”).

The Company prepared and filed with the SEC on September 29, 2026, a Definitive Proxy Statement on Schedule 14A.

2.     Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required under GAAP for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements and related notes as of and for the three and nine months ended September 30, 2026 have been prepared on the same basis as and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

In the Condensed Consolidated Statements of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2026 and 2025, the Company changed the description of repurchases of its common stock under the Company’s share repurchase programs. The change is intended to capture the share repurchase activity under all existing share repurchase authorizations approved by the Company’s Board of Directors (the “Board”).

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

Disaggregated revenue by customer type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Activation	$117,572	$106,693	$325,802	$310,814
Measurement	69,122	63,829	197,685	180,155
Supply-side	18,944	18,099	56,765	51,734
Total revenue	$205,638	$188,621	$580,252	$542,703

Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Trade receivables, net of allowance for doubtful accounts, include unbilled receivable balances of $70.4 million and $67.0 million as of September 30, 2026 and December 31, 2025, respectively.

Remaining Performance Obligations

As of September 30, 2026, the Company had $38.2 million of remaining performance obligations which are expected to be recognized over the next one to three years. These non-cancelable arrangements have original expected durations longer than one year and for which the consideration is not variable. These obligations relate primarily to the Company’s Supply-side revenue which represented $56.8 million, or 9.8% of the Company’s total revenue for the nine months ended September 30, 2026. The vast majority of the Company’s revenue is derived primarily from our advertising customers and partners based on the volume of media transactions, or ads, that our software platform measures, and not from supply-side arrangements. In determining the remaining performance obligations, the Company applied the allowable practical expedient and did not disclose information about (1) contracts’ remaining performance obligations that have original expected durations of one year or less and (2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

5.    Goodwill and Intangible Assets

The following is a summary of changes to the goodwill carrying value from December 31, 2025 to September 30, 2026:

(in thousands)
Goodwill at December 31, 2025	$516,002
Foreign exchange impact	(4,918)
Goodwill at September 30, 2026	$511,084

The following table summarizes the Company’s intangible assets and related accumulated amortization:

(in thousands)	September 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks and brands	$11,735	$(7,276)	$4,459	$11,737	$(6,718)	$5,019
Customer relationships	168,512	(103,333)	65,179	169,275	(92,323)	76,952
Developed technology	104,817	(93,156)	11,661	105,687	(86,042)	19,645
Total intangible assets	$285,064	$(203,765)	$81,299	$286,699	$(185,083)	$101,616

Amortization expense related to intangible assets for the three months ended September 30, 2026 and September 30, 2025 was $6.5 million and $7.9 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2026 and September 30, 2025 was $19.6 million and $23.3 million, respectively.

Estimated future expected amortization expense of intangible assets as of September 30, 2026 is as follows:

(in thousands)
2026 (for remaining three months)	$6,244
2027	21,745
2028	18,450
2029	13,895
2030	7,178
Thereafter	13,787
Total	$81,299

The weighted-average remaining useful life by major asset classes as of September 30, 2026 is as follows:

(In years)
Trademarks and brands	6
Customer relationships	4
Developed technology	1

There were no impairments of Goodwill or Intangible assets identified during the nine months ended September 30, 2026 or September 30, 2025.

6.     Property, Plant and Equipment

Property, plant and equipment, net, including equipment under finance lease obligations and capitalized software development costs, consisted of the following:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Computers and peripheral equipment	$61,099	$44,115
Office furniture and equipment	6,416	6,400
Leasehold improvements	39,350	39,441
Capitalized software development costs	131,423	96,019
Less accumulated depreciation and amortization	(108,234)	(82,691)
Total property, plant and equipment, net	$130,054	$103,284

For the three months ended September 30, 2026 and September 30, 2025, total depreciation and amortization expense related to property, plant and equipment was $11.8 million and $7.3 million, respectively. For the nine months ended September 30, 2026 and September 30, 2025, total depreciation and amortization expense related to property, plant and equipment was $30.7 million and $19.0 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Property and equipment under finance lease obligations, consisting of computer equipment, totaled $47.7 million and $31.6 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, accumulated depreciation related to property and equipment under finance lease obligations totaled $22.0 million and $20.9 million, respectively. Refer to Note 7 for further information.

There were no impairments of Property, plant and equipment identified during the nine months ended September 30, 2026 or September 30, 2025.

7.     Leases

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost (1)	$3,127	$3,075	$9,376	$9,028
Finance lease cost:
Depreciation of finance lease assets (2)	3,003	1,639	6,617	4,248
Interest on finance lease liabilities (3)	417	195	788	585
Short-term lease cost (1)	262	290	805	938
Sublease income (1)	(63)	—	(63)	—
Total lease cost	$6,746	$5,199	$17,523	$14,799

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,688	$2,987	$10,534	$9,343
Operating cash outflows from finance leases	$372	$219	$692	$430
Financing cash outflows from finance leases	$2,653	$1,565	$5,832	$2,944
(1)	Included in Cost of revenue, Sales, marketing and customer support, Product development and General and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)	Included in Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)	Included in Interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2026 and 2025, respectively:

	September 30,
	2026	2025
Weighted-average remaining lease term - operating leases (in years)	10.4	10.8
Weighted-average remaining lease term - finance leases (in years)	2.3	2.2
Weighted-average discount rate - operating leases	4.9%	4.9%
Weighted-average discount rate - finance leases	6.0%	6.0%

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Maturities of lease liabilities as of September 30, 2026 were as follows:

	September 30, 2026
(in thousands)	Operating Leases	Finance Leases
2026 (for remaining three months)	$2,515	$5,643
2027	11,276	12,896
2028	10,945	8,620
2029	10,772	3,316
2030	7,186	—
Thereafter	59,976	—
Total lease payments	102,670	30,475
Less amount representing interest	(22,687)	(2,095)
Present value of total lease payments	$79,983	$28,380

There were no impairments of Operating lease right-of-use assets identified during the nine months ended September 30, 2026 or September 30, 2025.

8.     Fair Value Measurement

The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

As of September 30, 2026
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,588	$—	$—	$9,588

As of December 31, 2025
Quoted Market
	Prices in Active		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair Value
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Measurements
Assets:
Cash equivalents	$9,336	$—	$—	$9,336

Cash equivalents consisted of money market funds of $9.6 million and $9.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

The New Revolving Credit Facility replaced in full the Company’s prior senior secured revolving credit facility provided under the Second Amended and Restated Credit Agreement, dated as of October 1, 2020 as amended by the First Amendment, dated as of March 29, 2023, and as further amended, restated, amended and restated, supplemented or otherwise modified (the “Prior Revolving Credit Facility”).

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

The Credit Agreement requires the Credit Group to remain in compliance with a maximum total net leverage ratio of 4.50x as at the last day of each fiscal quarter. The Borrower was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, there was no outstanding debt under the New Revolving Credit Facility.

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

During the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $12.0 million and $28.8 million, respectively, resulting in ETRs of 43.0% and 45.0%, which include the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes. During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $10.3 million and $23.9 million, respectively, resulting in ETRs of 50.3% and 52.9%, which include the effects of various permanent book-to-tax adjustments, foreign tax rate differences, U.S. tax on foreign operations, and U.S. state and local taxes.

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

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

11.   Earnings Per Share

The following table reconciles the numerators and denominators used in computations of basic and diluted EPS for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator:
Net Income (basic and diluted)	$15,929	$10,202	$35,257	$21,321
Denominator:
Weighted-average common shares outstanding	155,200	162,031	156,623	163,285
Dilutive effect of share-based awards	5,121	4,466	4,130	4,083
Weighted-average dilutive shares outstanding	160,321	166,497	160,753	167,368
Basic earnings per share	$0.10	$0.06	$0.23	$0.13
Diluted earnings per share	$0.10	$0.06	$0.22	$0.13

Approximately 12.0 million and 12.9 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2026, respectively, because they were antidilutive. Approximately 9.4 million and 9.0 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in the three and nine months ended September 30, 2025, respectively, because they were antidilutive.

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

A summary of stock option activity as of and for the nine months ended September 30, 2026 is as follows:

	Stock Option
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding as of December 31, 2025	8,818	$17.36	4.84	$22,078
Options granted	—	—
Options exercised	(270)	5.19
Options forfeited	(473)	28.21
Outstanding as of September 30, 2026	8,075	$17.14	4.02	$26,607
Options expected to vest as of September 30, 2026	143	$25.51	6.38	$—
Options exercisable as of September 30, 2026	7,932	$16.99	3.97	$26,607

Stock options include grants to executives that contain both market-based and performance-based vesting conditions. There were no stock options granted that contain both market-based and performance-based vesting conditions during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, 70 stock options were exercised and 1,120 market-based and performance-based stock options remain outstanding as of September 30, 2026.

The total intrinsic value of options exercised during the nine months ended September 30, 2026 and September 30, 2025 was $1.6 million and $2.3 million, respectively.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

The Board did not declare or pay dividends on any Company stock during the nine months ended September 30, 2026 and September 30, 2025.

Restricted Stock Units (“RSUs”)

RSUs are subject to vesting schedules up to four years from the date of the grant and subject to certain restrictions upon employee separation.

A summary of RSUs activity as of and for the nine months ended September 30, 2026 is as follows:

	RSUs
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	9,191	$18.65
Granted	7,329	10.41
Vested	(3,919)	17.01
Forfeited	(1,237)	16.11
Outstanding as of September 30, 2026	11,364	$14.17

The total grant date fair value of RSUs that vested during the nine months ended September 30, 2026 was $66.7 million.

PSUs

PSUs are subject to vesting and performance periods of up to approximately three years from the date of the grant.

A summary of PSUs activity as of and for the nine months ended September 30, 2026 is as follows:

	PSUs
		Weighted
		Average Grant
	Number of	Date Fair
	Shares (1)	Value
Outstanding as of December 31, 2025	1,479	$19.52
Granted	1,375	12.94
Vested	(460)	16.70
Forfeited	(137)	18.84
Outstanding as of September 30, 2026	2,257	$16.13

(1) For awards for which the performance period is complete, the number of outstanding PSUs is based on the actual shares that will vest upon completion of the service period. For awards for which the performance period is not yet complete, the number of outstanding PSUs is based on the participants earning 100% of their target PSUs.

The total grant date fair value of PSUs that vested during the nine months ended September 30, 2026 was $7.7 million.

The fair market value of PSUs with market-based and service-based vesting conditions granted for the year presented has been estimated on the grant date using the Monte Carlo Simulation model with the following assumptions:

2026
Risk‑free interest rate (percentage)	3.6
Expected dividend yield (percentage)	—
Expected volatility (percentage)	56.0

Stock-based Compensation Expense

Total stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Product development	$9,679	$10,739	$29,198	$30,394
Sales, marketing and customer support	7,692	7,932	22,404	24,387
General and administrative	7,717	8,708	23,260	23,947
Total stock-based compensation	$25,088	$27,379	$74,862	$78,728

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

As of September 30, 2026, unrecognized stock-based compensation expense was $159.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation expense related to the ESPP totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense related to the ESPP totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.

In accordance with the Merger Agreement, no new offering period will commence under the ESPP, no individual who was not participating in the ESPP as of the date of the Merger Agreement may commence participation in the ESPP and no current participant may increase his or her rate of payroll contributions under the ESPP. The ESPP will terminate no later than immediately prior to the Effective Time and any ongoing offering period will be shortened so that a purchase date will occur on or prior to the date that is five business days prior to the anticipated closing date of the Merger (or such other date as may be mutually agreed by the Company and Parent). See Note 17 for additional information regarding the ESPP.

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

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the previously authorized repurchase plan that was announced on November 6, 2024 (the “November 2024 Repurchase Program”). Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program, subject to the restrictions described below. Under the terms of the Merger Agreement, the Company has agreed that, until the earlier of the Effective Time and the termination of the Merger Agreement, it will not repurchase any shares of its capital stock without the prior written consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed), subject to certain limited exceptions, including repurchases or withholding of shares in connection with the exercise, vesting or settlement of outstanding equity awards.

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock pursuant to the February 2026 Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased 9.8 million shares of its common stock for an aggregate repurchase amount of $100.2 million, which included immaterial amounts of broker commissions. Amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”) are included in the Condensed Consolidated Statements of Stockholders’ Equity. As of September 30, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program. Activity under the February 2026 Repurchase Program was recognized in the Condensed Consolidated Balance Sheets on a trade-date basis.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

14.   Supplemental Financial Statement Information

Accrued Expenses

The components of Accrued expenses recorded on the Condensed Consolidated Balance Sheets were as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Vendor payments	$11,589	$12,127
Employee commissions and bonuses	30,136	40,898
Payroll and other employee related expense	15,107	14,030
401k and pension expense	750	779
Other taxes	4,988	5,718
Total accrued expenses	$62,570	$73,552

Other (Income) Expense, Net

The components of Other (income) expense, net recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$(820)	$(954)	$(2,392)	$(3,673)
Foreign currency exchange loss (gain)	552	1,048	3,741	(1,502)
Other miscellaneous expense (income), net	17	5	37	(10)
Other (income) expense, net	$(251)	$99	$1,386	$(5,185)

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

As of the date hereof, two complaints have been filed by purported Company stockholders related to the Merger (the “Complaints”). As of the date hereof, none of the defendants named in the Complaints has been served. The Complaints assert claims for, among other things, purported disclosure deficiencies in the Definitive Proxy Statement on Schedule 14A (as further described herein). The Complaints seek, among other relief, (i) injunctive relief preventing the closing of the Merger until defendants issue purportedly complete disclosures regarding the Merger, (ii) rescission of the Merger and/or actual and punitive damages in the event the Merger is consummated, (iii) attorneys’ and experts’ fees and expenses, and (iv) such other and further relief that the court may find just and proper. If any additional complaints are filed, the Company and/or Parent will not necessarily disclose such complaints. The Company does not believe it is necessary to record a litigation accrual at this time, as a loss is not determined to be probable.

DoubleVerify Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share data, unless otherwise stated)

Pending Merger

The Merger Agreement contains certain customary termination rights for the Company, on the one hand, and Parent, on the other hand, including that, subject to certain limitations, the Company or Parent may terminate the Merger Agreement if (i) the Merger is not consummated by 11:59 p.m. (New York City Time), on May 6, 2027 (the “Initial Termination Date”), which Initial Termination (x) will be automatically extended until 11:59 p.m. (New York City Time) on August 6, 2027 if certain of the conditions to the Merger have been satisfied as of the Initial Termination Date and (y) may be extended by Parent on one occasion if the marketing period has commenced but has not been completed on the third Business day immediately prior to the then-scheduled termination date; and (ii) any order prohibiting the Merger has become final and non-appealable; or (iii) the approval by the Company’s stockholders is not obtained at the special meeting of the Company’s stockholders. Subject to certain specified limitations and requirements set forth in the Merger Agreement, Parent may terminate the Merger Agreement if the Board issues an Adverse Recommendation Change, and the Company may terminate the Merger Agreement if, prior to the receipt of the approval of the Company’s stockholders, the Board authorizes the Company to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement) and the Company enters into such definitive agreement, or if Parent fails to consummate the Merger when required to do so under the Merger Agreement. The Company and Parent may also terminate the Merger Agreement by mutual written consent or for any material, uncured breach by the other party. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Parent a termination fee of $60.0 million and under certain other circumstances, Parent will be required to pay the Company a termination fee of $144.0 million.

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

17.    Subsequent Events

The Company held a special meeting of its stockholders (the “Special Meeting”) on October 29, 2026, to vote on, among other things, the adoption of the Merger Agreement. The Company’s stockholders adopted the Merger Agreement at the Special Meeting.

On October 29, 2026, the Board approved the cessation of payroll contributions under the ESPP effective as of October 30, 2026, and the shortening of the current offering period such that the final purchase date under the ESPP will occur as soon as reasonably practicable following October 30, 2026, and in any event on or prior to the date that is five business days prior to the anticipated closing date of the Merger. On the final purchase date, participants’ accumulated payroll contributions will be used to purchase shares of the Company’s common stock in accordance with the terms of the ESPP, with any remaining amounts refunded to participants. The ESPP will terminate immediately prior to the Effective Time.

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

On August 6, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neptune BidCo US Inc., a Delaware corporation (“Parent”), and Wallace Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). Parent is the parent company of Nielsen Company (US) LLC. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.001 (a “Share”) issued and outstanding immediately prior to the Effective Time (other than any shares of the Company’s common stock (i) owned directly or indirectly by Parent, Merger Sub, or any wholly owned subsidiary of Parent or Merger Sub, (ii) the Company or any wholly owned subsidiary of the Company (including those held in the Company’s treasury), and (iii) held by the stockholders of the Company that have properly and validly exercised, and not withdrawn, their demand for appraisal rights in accordance with Section 262 of the Delaware General Corporation Law) will be converted automatically into the right to receive $13.60 in cash, without interest and subject to deduction for any required withholding tax in accordance with the terms of the Merger Agreement (the “Merger Consideration”).

The Merger Agreement contains certain customary termination rights for the Company, on the one hand, and Parent, on the other hand, including that, subject to certain limitations, the Company or Parent may terminate the Merger Agreement if (i) the Merger is not consummated by 11:59 p.m. (New York City Time), on May 6, 2027 (the “Initial Termination Date”), which Initial Termination (x) will be automatically extended until 11:59 p.m. (New York City Time) on August 6, 2027 if certain of the conditions to the Merger have been satisfied as of the Initial Termination Date and (y) may be extended by Parent on one occasion if the marketing period has commenced but has not been completed on the third Business day immediately prior to the then-scheduled termination date; and (ii) any order prohibiting the Merger has become final and non-appealable; or (iii) the approval by the Company’s stockholders is not obtained at the special meeting of the Company’s stockholders. Subject to certain specified limitations and requirements set forth in the Merger Agreement, Parent may terminate the Merger Agreement if the Board issues an Adverse Recommendation Change, and the Company may terminate the Merger Agreement if, prior to the receipt of the approval of the Company’s stockholders, the Board authorizes the Company to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement) and the Company enters into such definitive agreement, or if Parent fails to consummate the Merger when required to do so under the Merger Agreement. The Company and Parent may also terminate the Merger Agreement by mutual written consent or for any material, uncured breach by the other party. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay to Parent a termination fee of $60.0 million and under certain other circumstances, Parent will be required to pay the Company a termination fee of $144.0 million.

We prepared and filed with the SEC on September 29, 2026, a Definitive Proxy Statement on Schedule 14A, which contains additional information about the Merger Agreement and the Merger.

Components of Our Results of Operations

We manage our business operations and report our financial results in a single segment.

Revenue

Our customers use our solutions to measure the effectiveness of their digital advertisements. We generate revenue from our advertising customers based primarily on the volume of Media Transactions Measured by our solutions, and for supply-side customers, based on contracts with minimum guarantees or contracts that have tiered pricing after minimum guarantees are achieved. Our existing customer base has remained largely stable, and our gross revenue retention rate was over 95% for the three months ended September 30, 2026. We define our gross revenue retention rate as the total prior period revenue earned from advertiser customers, less the portion of prior period revenue attributable to lost advertiser customers, divided by the total prior period revenue from advertiser customers, excluding a portion of our revenues that cannot be allocated to specific advertiser customers.

For the three months ended September 30, 2026 and September 30, 2025, advertiser customers accounted for 91% and 90% of our revenue, respectively. For each of the nine months ended September 30, 2026 and September 30, 2025, advertiser customers accounted for 90% of our revenue. Advertisers can purchase our solutions through programmatic, social media and CTV platforms to evaluate the quality and optimize the efficiency of ad inventories before they are purchased, which we track as Activation revenue. Advertisers can also purchase our solutions to measure the quality and performance of ads after they are purchased directly or programmatically from digital properties, including publishers, social media and CTV platforms, which we track as Measurement revenue. We generate the majority of our revenue from advertisers by charging a Measured Transaction Fee based on the volume of Media Transactions Measured on behalf of our customers. We recognize revenue from advertisers in the period in which we provide our measurement and activation solutions.

For the three months ended September 30, 2026 and September 30, 2025, supply-side customers who use our data analytics to validate the quality of their ad inventory and provide data to their customers to facilitate targeting and purchasing of digital ads, which we refer to as Supply-side revenue, accounted for 9% and 10% of our revenue, respectively. For each of the nine months ended September 30, 2026 and September 30, 2025, Supply-side revenue accounted for 10% of our revenue. We generate revenue for certain supply-side arrangements that include minimum guaranteed fees that reset monthly and are recognized on a straight-line basis over the access period, which is usually one to two years. For contracts that contain overages, once the minimum guaranteed amount is achieved, overages are recognized as earned over time based on a tiered pricing structure.

The following table disaggregates revenue between advertiser customers, where revenue is primarily generated based on the number of ads measured and purchased for Activation or measured for Measurement, and Supply-side.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%

	(In Thousands)				(In Thousands)
Revenue by customer type:
Activation	$117,572	$106,693	$10,879	10%	$325,802	$310,814	$14,988	5%
Measurement	69,122	63,829	5,293	8	197,685	180,155	17,530	10
Supply-side	18,944	18,099	845	5	56,765	51,734	5,031	10
Total revenue	$205,638	$188,621	$17,017	9%	$580,252	$542,703	$37,549	7%

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

Other (income) expense, net.  Other (income) expense, net consists primarily of interest earned on interest-bearing monetary assets and gains and losses on foreign currency transactions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025

The following table shows our Condensed Consolidated Results of Operations:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%	2026	2025	$	%

	(In Thousands)				(In Thousands)
Revenue	$205,638	$188,621	$17,017	9%	$580,252	$542,703	$37,549	7%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,542	33,465	5,077	15	104,185	97,557	6,628	7
Product development	44,427	44,842	(415)	(1)	136,201	136,762	(561)	(0)
Sales, marketing and customer support	47,981	47,022	959	2	141,836	141,594	242	0
General and administrative	28,009	26,997	1,012	4	80,691	83,100	(2,409)	(3)
Depreciation and amortization	18,334	15,191	3,143	21	50,333	42,275	8,058	19
Income from operations	28,345	21,104	7,241	34	67,006	41,415	25,591	62
Interest expense	652	467	185	40	1,540	1,330	210	16
Other (income) expense, net	(251)	99	350	354	1,386	(5,185)	(6,571)	(127)
Income before income taxes	27,944	20,538	7,406	36	64,080	45,270	18,810	42
Income tax expense	12,015	10,336	1,679	16	28,823	23,949	4,874	20
Net income	$15,929	$10,202	$5,727	56%	$35,257	$21,321	$13,936	65%

The following table sets forth our Condensed Consolidated Results of Operations for the specified periods as a percentage of our revenue for those periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19	18	18	18
Product development	22	24	23	25
Sales, marketing and customer support	23	25	24	26
General and administrative	14	14	14	15
Depreciation and amortization	9	8	9	8
Income from operations	14	11	12	8
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	(1)
Income before income taxes	14	11	11	8
Income tax expense	6	5	5	4
Net income	8%	5%	6%	4%

Note: Percentages may not sum due to rounding.

Revenue

Total revenue increased by $17.0 million, or 9%, from $188.6 million in the three months ended September 30, 2025 to $205.6 million in the three months ended September 30, 2026. Total revenue increased by $37.5 million, or 7%, from $542.7 million in the nine months ended September 30, 2025 to $580.3 million in the nine months ended September 30, 2026.

Total Advertiser revenue increased by $16.2 million, or 9%, in the three months ended September 30, 2026 as compared to the same period in 2025. The growth was driven primarily by an 11% increase in Media Transactions Measured, partially offset by a 2% decrease in Measured Transaction Fees. For the nine months ended September 30, 2026, total Advertiser revenue increased by $32.5 million, or 7%, compared to the same period in 2025, primarily due to an 11% increase in Media Transactions Measured, partially offset by a 4% decline in Measured Transaction Fees.

Activation revenue increased by $10.9 million, or 10%, in the three months ended September 30, 2026, as compared to the same period in 2025. The increase was driven by greater adoption of social media solutions and of Scibids AI, and an increase in revenue from programmatic channels. For the nine months ended September 30, 2026, Activation revenue increased by $15.0 million, or 5%, compared to the same period in 2025, driven by the same factors.

Measurement revenue increased $5.3 million, or 8%, in the three months ended September 30, 2026, as compared to the same period in 2025, driven primarily by greater adoption of social and CTV solutions, as well as the addition of Rockerbox, Inc. (“Rockerbox”). For the nine months ended September 30, 2026, Measurement revenue increased by $17.5 million, or 10%, compared to the same period in 2025, driven by the same factors.

Supply-side revenue increased $0.8 million, or 5%, in the three months ended September 30, 2026, as compared to the same period in 2025, driven primarily by growth from both existing and new platform and publisher customers. For the nine months ended September 30, 2026, Supply-side revenue increased by $5.0 million, or 10%, compared to the same period in 2025, driven by the same factors.

Cost of Revenue (exclusive of depreciation and amortization shown below)

Cost of revenue increased by $5.1 million, or 15%, from $33.5 million in the three months ended September 30, 2025 to $38.5 million in the three months ended September 30, 2026. The increase was due primarily to higher data services and hosting expenses due to increased volume, as well as higher partner costs from revenue-sharing arrangements tied to higher revenue in programmatic channels. Cost of revenue increased by $6.6 million, or 7%, from $97.6 million in the nine months ended September 30, 2025, to $104.2 million in the nine months ended September 30, 2026, driven by the same factors.

Product Development Expenses

Product development expenses decreased by $0.4 million, or 1%, from $44.8 million in the three months ended September 30, 2025 to $44.4 million in the three months ended September 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation, of $0.9 million, partially offset by an increase in third party software costs and outsourced consulting and engineering services of $0.6 million to support our product development efforts. Product development expenses decreased by $0.6 million, or less than 1%, from $136.8 million in the nine months ended September 30, 2025 to $136.2 million in the nine months ended September 30, 2026. The decrease was due primarily to a decrease in personnel costs, including stock-based compensation, of $1.8 million, a decrease in travel and entertainment expenses to support product development activities of $0.3 million, partially offset by an increase in third party software costs and outsourced consulting and engineering services of $1.7 million to support our product development efforts.

Sales, Marketing and Customer Support Expenses

Sales, marketing and customer support expenses increased by $1.0 million, or 2%, from $47.0 million in the three months ended September 30, 2025 to $48.0 million in the three months ended September 30, 2026. The increase was due primarily to an increase in personnel costs, including stock-based compensation and sales commissions, of $1.9 million, partially offset by a decrease in marketing, travel and entertainment and third party professional fees to support marketing and sales activities of $0.7 million. Sales, marketing and customer support expenses increased by $0.2 million, or less than 1%, from $141.6 million in the nine months ended September 30, 2025 to $141.8 million in the nine months ended September 30, 2026. The increase was due primarily to an increase in marketing, travel and entertainment, third party professional fees and other costs to support marketing and sales activities of $1.6 million, partially offset by a decrease in personnel costs, including stock-based compensation and sales commissions, of $1.4 million.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 4%, from $27.0 million in the three months ended September 30, 2025 to $28.0 million in the three months ended September 30, 2026. The increase was due primarily to a $2.9 million increase in acquisition-related transaction costs in connection with the Merger Agreement, partially offset by a $1.3 million decrease in expenses with respect to litigation and regulatory matters outside of the ordinary course. General and administrative expenses decreased by $2.4 million, or 3%, from $83.1 million in the nine months ended September 30, 2025 to $80.7 million in the nine months ended September 30, 2026. The decrease was due primarily to a $2.3 million decrease in expenses with respect to litigation and regulatory matters outside of the ordinary course and a $1.5 million decrease in personnel costs, including stock-based compensation, partially offset by a $1.2 million increase in acquisition-related transaction costs.

Depreciation and Amortization

Depreciation and amortization increased by $3.1 million, or 21%, from $15.2 million in the three months ended September 30, 2025, to $18.3 million in the three months ended September 30, 2026. The increase was due primarily to higher amortization of internally developed software. Depreciation and Amortization increased by $8.1 million, or 19%, from $42.3 million in the nine months ended September 30, 2025 to $50.3 million in the nine months ended September 30, 2026 driven by the same factors.

Interest Expense

Interest expense increased by $0.2 million, from $0.5 million in the three months ended September 30, 2025, to $0.7 million in the three months ended September 30, 2026. Interest expense increased by $0.2 million, from $1.3 million in the nine months ended September 30, 2025, to $1.5 million in the nine months ended September 30, 2026.

Other (Income) Expense, Net

Other (income) expense, net changed by $0.4 million, from expense of $0.1 million in the three months ended September 30, 2025, to income of $0.3 million in the three months ended September 30, 2026. The change was due primarily to a reduction in losses from changes in foreign exchange rates, partially offset by a decrease in interest earned on interest-bearing monetary assets. Other (income) expense, net changed by $6.6 million, from income of $5.2 million in the nine months ended September 30, 2025, to expense of $1.4 million in the nine months ended September 30, 2026. The change was due primarily to a decrease in interest earned on interest-bearing monetary assets, and to losses from changes in foreign exchange rates.

Income Tax Expense

Income tax expense increased by $1.7 million from $10.3 million in the three months ended September 30, 2025, to $12.0 million in the three months ended September 30, 2026. The increase was due primarily to higher pre-tax earnings and unfavorable effects from certain stock compensation costs. These factors were partially offset by a more favorable estimated operating effective tax rate for the year. Income tax expense increased by $4.9 million from $23.9 million in the nine months ended September 30, 2025, to $28.8 million in the nine months ended September 30, 2026, driven by the same factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In Thousands)		(In Thousands)
Net income	$15,929	$10,202	$35,257	$21,321
Net income margin	8%	5%	6%	4%
Depreciation and amortization	18,334	15,191	50,333	42,275
Stock-based compensation	25,088	27,379	74,862	78,728
Interest expense	652	467	1,540	1,330
Income tax expense	12,015	10,336	28,823	23,949
M&A and restructuring costs (recoveries) (a)	2,850	(10)	2,850	1,656
Other costs (b)	803	2,187	898	3,705
Other (income) expense (c)	(251)	99	1,386	(5,185)
Adjusted EBITDA	$75,420	$65,851	$195,949	$167,779
Adjusted EBITDA margin	37%	35%	34%	31%

(a)	M&A and restructuring costs for the three and nine months ended September 30, 2026 consist of transaction costs in connection with the Merger Agreement. M&A and restructuring costs (recoveries) for the three and nine months ended September 30, 2025 consist of transaction costs related to the acquisition of Rockerbox.
(b)	Other costs for the three and nine months ended September 30, 2026 consist of expenses with respect to litigation and regulatory matters outside of the ordinary course. Other costs for the three and nine months ended September 30, 2025 consist of expenses incurred with respect to litigation and regulatory matters outside of the ordinary course and costs related to the early termination of an office lease.
(c)	Other (income) expense for the three and nine months ended September 30, 2026 and September 30, 2025 consists of interest income earned on interest-bearing monetary assets, and the impact of changes in foreign currency exchange rates.

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

Liquidity and Capital Resources

Our operations are financed primarily through cash generated from operations. As of September 30, 2026, the Company had cash and cash equivalents of $250.9 million and net working capital, consisting of current assets (excluding cash and cash equivalents) less current liabilities, of $158.8 million.

We believe existing cash and cash generated from operations, together with the $200.0 million undrawn balance under the New Revolving Credit Facility as of September 30, 2026, will be sufficient to meet future working capital requirements and fund capital expenditures, share repurchase programs and acquisitions on a short-term and long-term basis, subject to the restrictions under the Merger Agreement.

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

The New Revolving Credit Facility also requires us to remain in compliance with certain financial ratios. DoubleVerify, Inc. was in compliance with all covenants under the New Revolving Credit Facility as of September 30, 2026.

As of September 30, 2026, there was no outstanding debt under the New Revolving Credit Facility.

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

In connection with the Board’s approval of the February 2026 Repurchase Program, the Board determined to discontinue the November 2024 Repurchase Program. Accordingly, going forward, any and all repurchases will be made pursuant to the February 2026 Repurchase Program, subject to the restrictions described below. Under the terms of the Merger Agreement, the Company has agreed that, until the earlier of the Effective Time and the termination of the Merger Agreement, it will not repurchase any shares of its capital stock without the prior written consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed), subject to certain limited exceptions, including repurchases or withholding of shares in connection with the exercise, vesting or settlement of outstanding equity awards.

Repurchases under the February 2026 Repurchase Program commenced in March 2026. During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock pursuant to the February 2026 Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased 9.8 million shares of its common stock for an aggregate repurchase amount of $100.2 million under the February 2026 Repurchase Program. As of September 30, 2026, $200.0 million remained available and authorized for repurchase under the February 2026 Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(In Thousands)
Cash flows provided by operating activities	$136,383	$138,457
Cash flows used in investing activities	(31,353)	(93,777)
Cash flows used in financing activities	(112,391)	(140,805)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(849)	4,109
Decrease in cash, cash equivalents, and restricted cash	$(8,210)	$(92,016)

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

For the nine months ended September 30, 2026, cash provided by operating activities was $136.4 million, attributable to net income of $35.3 million, adjusted for non-cash charges of $135.5 million and $34.4 million use of cash from changes in operating assets and liabilities. Non-cash charges primarily consisted of $50.3 million in depreciation and amortization and $74.9 million in stock-based compensation. The main drivers of the changes in operating assets and liabilities were a $22.5 million decrease in accrued expenses and other liabilities due mainly to the timing of payments for accrued expenses, and a $12.1 million increase in trade receivables and prepaid expenses and other assets.

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

Investing Activities

For the nine months ended September 30, 2026, cash used in investing activities was $31.4 million attributable to purchases of property, plant and equipment, and capitalized software development costs. For the nine months ended September 30, 2025, cash used in investing activities was $93.8 million, including $82.6 million attributable to the acquisition of Rockerbox, $28.0 million attributable to purchases of property, plant and equipment, and capitalized software development costs, partially offset by $17.8 million attributable to proceeds from maturities of short-term financial instruments.

Financing Activities

For the nine months ended September 30, 2026, cash used in financing activities of $112.4 million was due primarily to $100.2 million related to shares repurchased under the February 2026 Repurchase Program and $7.9 million related to shares repurchased for settlement of employee tax withholding. For the nine months ended September 30, 2025, cash used in financing activities of $140.8 million was due primarily to $132.3 million related to shares repurchased under the previously authorized repurchase programs and $7.1 million related to shares repurchased for settlement of employee tax withholding.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risks at September 30, 2026 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings Related to the Merger: As of the date hereof, two complaints have been filed by purported Company stockholders related to the Merger (the “Complaints”). As of the date hereof, none of the defendants named in the Complaints has been served. The Complaints assert claims for, among other things, purported disclosure deficiencies in the Definitive Proxy Statement on Schedule 14A (as further described herein). The Complaints seek, among other relief, (i) injunctive relief preventing the closing of the Merger until defendants issue purportedly complete disclosures regarding the Merger, (ii) rescission of the Merger and/or actual and punitive damages in the event the Merger is consummated, (iii) attorneys’ and experts’ fees and expenses, and (iv) such other and further relief that the court may find just and proper. If any additional complaints are filed, the Company and/or Parent will not necessarily disclose such complaints.

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

PART II — OTHER INFORMATION

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) we and Parent mutually consent; (ii) the Merger has not been consummated on or before the “end date” (May 6, 2027, with one automatic extension of three months to August 6, 2027, if necessary to obtain regulatory approvals), (iii) any law in certain jurisdictions permanently prohibits the transaction (so long as any party’s breach has not been the cause of such prohibition), (iv) our stockholders do not approve the Merger, or (v) if the non-terminating party breaches certain representations, warranties or covenants and does not cure such breach. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners, and you may not recover your investment or receive a price for your shares of common stock similar to what has been offered pursuant to the Merger.

In addition, the Merger Agreement provides for the payment by us to Parent of a termination fee of $60.0 million if the Merger Agreement is terminated in specified circumstances, and for payment by Parent to us of a termination fee of $144.0 million if the Merger Agreement is terminated in specified circumstances and $175.0 million under certain other circumstances. If we are required to pay the $60.0 million termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on our financial condition and results of operations.

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

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to carry on our business in the ordinary course of business in all material respects during the period between the execution of the Merger Agreement and the consummation of the Merger, subject to certain customary exceptions. We have also agreed to refrain from, among other things, incurring debt; entering into, establishing, adopting, amending, modifying or terminating any Company employee benefit plan; increasing the compensation or employee benefits of certain employees, contractors or service providers or hiring or terminating certain employees, contractors or service providers under certain circumstances (other than for cause); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

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

PART II — OTHER INFORMATION

(c)	Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2026. Refer to Note 13 of our Condensed Consolidated Financial Statements for information regarding our authorized repurchase programs.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

2.1**

Agreement and Plan of Merger, dated as of August 6, 2026, by and among DoubleVerify Holdings, Inc., Neptune BidCo US Inc. and Wallace Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to DoubleVerify Inc.'s Current Report on Form 8-K filed on August 10, 2026)

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

**

Schedules or exhibits omitted pursuant to item 601(a)(5) of Regulation S-K, as may be applicable. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2026

DOUBLEVERIFY HOLDINGS, INC.

By:	/s/ Mark Zagorski
Name:	Mark Zagorski
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nicola Allais
Name:	Nicola Allais
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)